Form 10-K405
period 1998-01-02
BURKE INDUSTRIES INC /CA/
filed 1998-04-02
CIK 1046777

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED JANUARY 2, 1998
         OF
  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURIITES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM              TO

                        COMMISSION FILE NUMBER 333-36675

                            ------------------------

                             BURKE INDUSTRIES, INC.

                     (See Table of Other Registrants Below)
             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            94-3081144
      (State or other jurisdiction of               (I.R.S. employer
       incorporation or organization)            identification number)
          2250 SOUTH TENTH STREET
            SAN JOSE, CALIFORNIA                          95112
  (Address of principal executive offices)             (Zip code)

                                 (408) 297-3500
              (Registrant's telephone number, including area code)

                            ------------------------

          Securities Registered Pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE ON WHICH
            TITLE OF EACH CLASS:                       REGISTERED:
  ----------------------------------------  ---------------------------------
                    None                                  None

          Securities Registered Pursuant to Section 12(g) of the Act:
                           10% SENIOR NOTES DUE 2007
                    GUARANTEES OF 10% SENIOR NOTES DUE 2007
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. /X/

    As of March 15, 1998, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $1,872,650. As of March 15, 1998, the number of outstanding shares of the registrant's Common Stock was 3,857,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TABLE OF OTHER REGISTRANTS

                                                                                                  ADDRESS INCLUDING ZIP
                                                                                                 CODE AND AREA CODE AND
                                         JURISDICTION           PRIMARY          IRS EMPLOYER      TELEPHONE NUMBER OF
                                              OF          STANDARD INDUSTRIAL    IDENTIFICATION    PRINCIPAL EXECUTIVE
NAME OF CORPORATION                      INCORPORATION   CLASSIFICATION NUMBER      NUMBER              OFFICERS
---------------------------------------  -------------  -----------------------  -------------  -------------------------
Burke Flooring Products, Inc...........    California               3069            94-2147284      2250 Tenth Street
                                                                                                   San Jose, CA 95112
                                                                                                     (408) 297-3500

Burke Rubber Company, Inc..............    California               3069            94-2157283      2250 Tenth Street
                                                                                                   San Jose, CA 95112
                                                                                                     (408) 297-3500

Burke Custom Processing, Inc...........    California               3069            94-2157282      2250 Tenth Street
                                                                                                   San Jose, CA 95112
                                                                                                     (408) 297-3500

                             BURKE INDUSTRIES, INC.
                      INDEX TO ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 1998

            CAPTION                                                                                             PAGE
            -----------------------------------------------------------------------------------------------     -----
PART I

Item 1.     Business.......................................................................................           3

Item 2.     Properties.....................................................................................          16

Item 3.     Legal Proceedings..............................................................................          17

Item 4.     Submission of Matters to a Vote of Security Holders............................................          17

PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters..........................          18

Item 6.     Selected Financial Data........................................................................          18

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations..........          23

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.....................................          26

Item 8.     Consolidated Financial Statements and Supplementary Data.......................................          26

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........          26

PART III

Item 10.    Directors and Executive Officers of the Registrant.............................................          27

Item 11.    Executive Compensation.........................................................................          30

Item 12.    Security Ownership of Certain Beneficial Owners and Management.................................          32

Item 13.    Certain Relationships and Related Transactions.................................................          33

PART IV

Item 14.    Exhibits, Consolidated Financial Statement Schedules, and Reports on Form 8-K..................          36

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

SUMMARY

    Burke, headquartered in San Jose, California, is a leading, diversified manufacturer of highly engineered, rubber, silicone and vinyl-based (herein "elastomer") products. Through its vertically integrated operations and reputation for quality elastomer-based products, Burke has become (i) the largest domestic producer of precision silicone seals for commercial and military aircraft ("Aerospace Products"), (ii) a leading nationwide producer of both rubber and vinyl cove base and floor covering accessories for commercial and industrial applications ("Flooring Products") and (iii) a value-added producer of high-performance silicone hose, roofing and membrane products for the heavy-duty truck, commercial building and fluid containment industries ("Commercial Products").

    The Company has grown through new product development and the successful integration of acquired product lines and production assets. As a result, net sales increased from $36.4 million in 1993 to $90.2 million in 1997 and EBITDA increased from $3.8 million to $16.9 million (adjusted to exclude certain expenses and other items related to the Recapitalization (as defined under the caption "History" below)) over the same period.

AEROSPACE PRODUCTS

    Burke is the largest domestic producer of precision silicone seals used at airframe and internal component junctures in commercial and military aircraft. Burke's seals are specified on virtually all major domestically produced commercial aircraft, including every aircraft series manufactured by Boeing and on substantially all United States military aircraft including cargo, fighter and bomber series airplanes and several helicopter models. As a result, Burke's products have been designed into some of the most successful commercial and military aircraft in the world, including the Boeing 717, 737, 747, 757, 767 and 777, the McDonnell Douglas DC and MD series, the Northrop Grumman F-14 and the Lockheed Martin L1011. Burke bases its belief that it is the largest domestic producer of certain components used in commercial and military aircraft upon internal analysis and informal feedback from customers and competitors.

    Products are engineered to customer specifications for selected aircraft body and engine models and are generally made from custom tooling maintained and controlled by Burke for use over the life of the specific aircraft program. Burke benefits from a lengthy product-demand cycle, which can remain active for as long as 30 years, driven by new aircraft assembly and retrofit and maintenance projects. Retrofit and maintenance projects accounted for approximately one-third of the Company's 1997 Aerospace Products sales.

    The Aerospace Products business also manufactures low-observable, radar-absorbing seals and exterior tapes and coatings for stealth military aircraft and other military applications. These products are currently in use on the B-2 bomber and will also be used in the F-22, which is being developed to replace the F-15 as the premier fighter in the United States military arsenal.

    Aerospace Products sales increased from $3.6 million in 1993, the year that Burke first entered the aerospace market with its purchase of assets of Purosil, Inc. ("Purosil") to $31.2 million in 1997, accounting for approximately 35.0% of the Company's total net sales in 1997. Management believes the Aerospace Products business is well positioned to benefit from the strong increase in commercial aircraft build rates currently occurring and projected by industry analysts to continue, along with the associated retrofit, refurbishment, replacement and upgrade projects that are required over the life of the aircraft.

FLOORING PRODUCTS

    Through its Flooring Products business, Burke is a leading nationwide producer of floor covering accessories for commercial and industrial applications. Burke has historically been the dominant supplier of rubber cove base (floor border that joins flooring or carpet to a wall), manufactured under the name BurkeBase, and other rubber-based flooring accessories for commercial and industrial applications in the western United States.

    Burke's principal product offerings include vinyl cove base and rubber cove base, tile, stair treads, corners, shapes and other flooring accessories. Demand for the Company's cove base is driven by new commercial construction, remodeling, redecorating and general maintenance. During periods of slower growth in new commercial construction, remodeling and redecorating activities tend to increase, providing stable overall demand for the Company's products. Flooring Products sales were $23.5 million in 1997, comprising 26.0% of the Company's total net sales in 1997.

COMMERCIAL PRODUCTS

    Burke's expertise in the mixing, blending and formulation of silicone and organic rubber compounds has established its Commercial Products business as a growing, value-added supplier of elastomer products for use in both intermediate and end products. The Commercial Products business is comprised of three primary product lines: (i) high-performance silicone truck hoses for heavy-duty trucks and buses marketed under the Purosil brand name, (ii) membranes for commercial roofing and fluid containment systems marketed under the Burkeline trade name and manufactured from DuPont's patented Hypalon polymer material and (iii) precision-formulated custom products and sheet goods that utilize Burke's extensive formulation and production capabilities for use in end-product elastomer applications. Commercial Products net sales increased from $14.8 million in 1993 to $35.5 million in 1997, and represented 39.4% of the Company's total net sales in 1997. Management believes that the Commercial Products business has significant growth potential primarily through the expansion of the Purosil line of high-end hoses to new customers and channels of distribution and the development of new applications for the silicone custom product line.

COMPETITIVE STRENGTHS

    Burke has secured a strong competitive position in each of its specialized market segments. Burke is the largest provider of aerospace seals to the domestic commercial and military aerospace industries and also maintains strong positions in its flooring, roofing and membrane, truck hose and custom product lines. These competitive positions are sustained through the following strengths.

    ESTABLISHED CUSTOMER RELATIONSHIPS. The Company enjoys long-term relationships with many of its customers in each of its markets. These relationships, whether built by Burke over its long history or assumed in recent asset acquisitions, provide the Company with a stable base from which to pursue future expansion and give Burke a significant advantage over potential competitors seeking to enter the Company's markets. Several of the Burke trademarks and trade names (BurkeBase, Burkeline, SFS, Haskon and Purosil) are widely recognized by end users and distributors and are generally associated with superior levels of quality and customer service in their respective markets.

    DIVERSE REVENUE BASE. The Company's products are used in a wide variety of industries and applications and a significant share of the Company's revenue is derived from the repair and replacement market for its products, including aerospace seals and tape, cove base, truck hoses and fluid containment membrane. Replacement demand is typically less affected by slower economic periods. Management believes that this diversity has and will continue to mitigate the effect of economic fluctuations.

    TECHNOLOGICAL LEADERSHIPS IN ELASTOMER-BASED PRODUCTS. Burke is widely recognized as a technological leader in elastomer-based products due to its strong engineering, design and research capabilities. Burke has 25 specialists in its engineering, design and laboratory departments devoted to new product development and product cost reduction. Management believes that its aerospace technical staff is significantly larger than those of its direct competitors, providing the Company with a competitive advantage in pursuing and maintaining relationships in the technologically advanced defense and commercial aerospace industries.

    VERTICALLY INTEGRATED PRODUCTION CAPABILITIES. Burke has vertically integrated production capabilities that enable it to transform raw organic rubber and silicone gum into a diverse array of finished products. This capability allows management more direct control over the Company's product development, cost structure and quality requirements, providing a competitive edge in its targeted market segments and enables Burke's Commercial Products business to selectively participate in market segments as a value-added, intermediate supplier to other elastomer product producers and users.

    EXPERIENCED MANAGEMENT TEAM. The management team has extensive experience both with the Company and within the industry and encompasses a balance of both senior leadership and a strong group of young managers. This management team has successfully managed the Company's continuing vertical integration efforts and acquired five independent operations since 1993.

BUSINESS STRATEGY

    Burke intends to capitalize on its aforementioned competitive strengths in a variety of ways in each of its major market segments. Key components of this strategy for each of the Company's businesses include:

AEROSPACE PRODUCTS

    - PENETRATE INTERNATIONAL MARKET FOR AEROSPACE SEALS. Management believes that the Company is the largest domestic aerospace seal manufacturer and has the production capacity to market beyond the United States. With the Company's recent acquisitions dramatically increased production capacity and, as a result, the Company recently sought and was successful, in being designated as a qualified parts manufacturer for a large subcontractor of Airbus.

    - FOCUS ON VALUE-ADDED MANUFACTURING. Management intends to further increase its participation in the trend towards integrating higher levels of processing and finishing to products before shipping to OEMs.

    - MAINTAIN STRONG RELATIONSHIPS WITH LEADING PRIME CONTRACTORS. Management believes that its existing relationships with leading prime military contractors have positioned the Company to continue to participate in "next generation" stealth military programs, including the Joint Strike Fighter currently being developed for NATO, through the sale of low-observable seals and tape.

FLOORING PRODUCTS

    - BROADEN DOMESTIC DISTRIBUTION OF FLOORING PRODUCTS. Although the Company is the dominant producer of rubber cove base in the western United States, the Company believes it can successfully expand this product line into other geographic regions by offering the full complement of its rubber and newly acquired vinyl flooring products.

    - LEVERAGE BRAND NAME RECOGNITION AND EXISTING DISTRIBUTION CHANNELS. The Company intends to continue to capitalize on the BurkeBase trade name by expanding and upgrading its existing product line. The Company also believes that it can leverage its strong distribution network for its flooring products through the introduction of flooring accessories. For example, the Company's new BurkeEmerge product line of photoluminescent emergency lighting is an alternative to strip lighting at a 70% lower cost. Emergency lighting is increasingly being utilized due to heightened public awareness of the dangers that can result from unlit corridors and confusing exit signs.

COMMERCIAL PRODUCTS

    - INCREASE PENETRATION OF PUROSIL SILICONE HOSES. The Company believes the growth opportunities for its Purosil silicone hoses have not yet fully been developed, particularly in the heavy-duty truck and bus aftermarket. New initiatives include increasing customer share at a major new private-label customer, initiating production of silicone hoses for a major new OEM customer, and expanding into new product lines.

    - PROMOTE ADDITIONAL HYPALON APPLICATIONS. Management is continuing to work with DuPont to promote Hypalon as a durable and environmentally sound liner product suitable for new water-containment applications.

    In addition to these internal growth strategies, the Company intends to seek selective acquisitions, where it can expand and strengthen existing product lines and its distribution and technological capabilities. The Company believes that certain market niches in which it competes are highly fragmented, with a number of manufacturers that would make attractive acquisition candidates.

INDUSTRY OVERVIEW

    Virtually every industry contains applications for elastomeric products. These products are used wherever there is a need for materials that are flexible, yet retain their original shape and other properties. Elastomeric products tend to be a small portion of the total cost of any product, yet can be critical to a successful design. The Company believes that the demand for elastomeric products will continue to grow as the performance requirements of various products are increased.

    The Company serves a number of industries with significant usage of highly-engineered elastomer-based products, including organic rubber, silicone rubber and vinyl. Customers in these industries value quality, on-time performance, and the ability to provide technical problem-solving capabilities. The increasingly complex product design effort of companies in these and other industries provides ongoing and new opportunities for elastomeric product applications. The Company believes that its technical resources, experience, and reputation provide it with a competitive advantage in seeking to provide products to these industries.

                                    HISTORY

    The Burke Rubber Company was founded in 1942 as a family-owned manufacturer of custom industrial rubber products. By the early 1950s, Burke manufactured a proprietary line of rubber floor tile and cove base as well as custom-molded rubber products. The Burke product line subsequently grew to include flexible membrane products for industrial uses, as well as engineered elastomer-based products for defense-related applications. In 1970, Burke developed an improved roofing and fluid barrier technology based upon DuPont's patented Hypalon elastomer polymer. The Company was renamed Burke Industries, Inc. in 1972 to reflect its broadened base of business. In August 1997, the Company entered into a recapitalization (the "Recapitalization") pursuant to which the Company was recapitalized by means of a merger and J.F. Lehman Equity Investors I, L.P. ("JFLEI") and its affiliates became the owners of approximately 65% of the common equity of the Company, without giving effect to the exercise of certain options issued to management of the Company.

    The Company began expanding beyond its traditional product lines with its acquisition of the silicone-based aerospace seal and automotive hose production assets of Purosil in March 1993. In 1995, recognizing that the seals segment of the aerospace industry was fragmented and ripe for consolidation, Burke sought to expand its position in the category through the acquisition of assets of two former industry leaders that were then experiencing financial difficulties:
California-based SFS Industries and Massachusetts-based Haskon Corporation. Purosil, SFS and Haskon had each been an independent producer of precision silicone aerospace components, and together had over 100 years of service to the commercial and military aerospace industry. In the Flooring Products division, the Company expanded its product lines through the purchase of Kentile's vinyl cove base production assets in April 1996.

    Burke's integration of these acquisitions has led to a dominant position in the aerospace seals market, opened new markets for its Flooring Products business, improved operating efficiencies, consolidated overhead and strengthened technical capabilities.

                              PRODUCTS AND MARKETS

    Burke is a leader in a number of markets where the Company's vertically integrated production capabilities and design, engineering and manufacturing expertise result in a strong competitive position. The Company currently serves markets for aerospace components, floor covering accessories and a variety of other commercial products.

AEROSPACE PRODUCTS

    Operating out of Santa Fe Springs, California and Taunton, Massachusetts, Burke, through its Aerospace Products business, is the leading domestic manufacturer of two principal product lines: highly engineered elastomer-based seals for commercial and military aircraft and low-observable, radar-absorbing materials for stealth military applications. Burke's non-stealth aerospace components are marketed under the SFS and Haskon trade names.

PRODUCTS

    Burke's major aerospace seals products include: aerodynamic seals for commercial and military airframes, firewall seals for aircraft engines and nacelles, aircraft door and hatch seals, inflatable seals for cockpit canopies and large openings, aircraft window seals, and aircraft conductive seals for electromagnetic interference survivable conditions. Burke's product line ranges from the most basic extruded seals, costing an average of $30 to $40, to exceptionally complex seals which may cost in excess of $10,000. Burke's design and engineering teams have a history of developing solutions for difficult sealing and shielding problems. Burke's silicone seals are also reinforced (if required) with a variety of materials including Kevlar, Dacron, Nomex, ceramic cloth, fiberglass, conductive fabrics, metal mesh, nylon and other materials which accommodate their demanding applications.

    During the late 1980s and early 1990s, SFS invested significant capital towards the research and development of radar-absorbing and signature-masking composite materials. This initial research and development established SFS as the technological leader in this niche defense-related area. Burke has continued the development of this technology since its acquisition of SFS in 1995. Generally, Burke works on an exclusive basis with the United States military to test and develop these highly engineered and technical materials. Once a contract has been awarded, Burke has historically become the sole supplier to the United States government as an approved defense contractor. Based on its history and the Company's proven record in this area, management believes that Burke will remain a critical partner in product development opportunities in this sector. Burke maintains a classified area within the Santa Fe Springs facility where stealth technology products are developed, manufactured and tested.

MARKETS AND CUSTOMERS

    Burke's silicone seals are sold directly to manufacturers of commercial and military aircraft, aerospace component distributors and the United States government. Burke has maintained its leading position in this market through its advanced in-house design, engineering, technical and production capabilities coupled with superior customer service. The engineering staff at Burke works directly with OEMs to design custom silicone sealing applications. Burke's aerospace products are designed by Burke engineers in accordance with precise OEM specifications and quality requirements. Products are rigorously tested against ISO and OEM standards by Burke and its customers before final approval. In 1997, the top five customers of the Aerospace Products division accounted for $22.1 million in net sales, representing 24.5% and 70.8%, respectively, of the Company's total and the Aerospace Product division's net sales in that year.

    Boeing is the single largest customer of Aerospace Products, and management believes Burke is likewise the leading supplier of these products to Boeing. Boeing currently controls over 60% of the worldwide commercial passenger aircraft market and is enjoying a dramatic expansion in its backlog and orders. In addition to Boeing, the Company produces seals for every major commercial aircraft manufacturer in the world and for substantially all major military manufacturers in the United States, including McDonnell Douglas, Lockheed Martin, Northrop Grumman, Airbus Industries, Pratt & Whitney, General Electric, Gulfstream, Rohr, Bombardier and Textron. As a result, Burke's products have been designed into some of the most successful commercial and military aircraft in the world, including the Boeing 717, 737, 747, 757, 767 and 777, the McDonnell Douglas DC and MD series, the Northrop Grumman F-14 and the Lockheed Martin L1011.

    Burke's advanced Aerospace Products business has successfully introduced several technologies in use by branches of the United States Navy, Air Force and Army. These include radar-absorbing seals, tapes and other composite materials utilized on the B-2 bomber, the F-22 fighter and naval surface ships. Ground-based applications are also being developed in conjunction with United Defense. The Burke radar-absorbing material technology has potentially much broader applications than are currently in use, and the Company is presently involved in initiatives that management believes will greatly expand the market for its Advanced Aerospace Products business.

    The Northrop Grumman B-2 radar-resistant tape program presents a potential opportunity for expansion of Burke's aerospace business. Burke's revenues from this program are generated both by new aircraft production and by replacement tape applied as part of the repair or scheduled maintenance of the aircraft. Burke has also been qualified to supply the F-22 program. The F-22 is the latest generation United States Air Force fighter aircraft and is designed to replace the F-15 as the premier fighter in the United States military arsenal in approximately four to five years. However, both the B-2 bomber and the F-22 fighter are subject to continuous budgetary scrutiny and Burke's ability to expand its aerospace business could be limited if either of these programs were to be curtailed or eliminated.

    The advanced Aerospace Products business is also in the second phase of redesigning the original "over-wing-fairing" seal for the B-1 bomber. This redesign will proceed with the sale by the Company of working models of the seal to the United States government in mid 1998. The Company has also bid on a contract to develop seals for the new Joint Strike Fighter program. Both Boeing and Lockheed Martin have been selected as the finalists for this program which is ultimately expected to procure approximately 3,000 multi-service aircraft for the United States Air Force, Marine Corps and Navy and the United Kingdom Royal Navy. The program is scheduled for production after the year 2005.

COMPETITION

    Burke is the largest domestic supplier of highly-engineered silicone seals for the aerospace OEM market and aftermarket. Burke's domestic competitors are primarily small, privately-held companies which generally lack Burke's track record, long-term OEM relationships and capabilities. These competitors include Kirkhill Rubber Company, Chase-Walton Elastomers, Inc. and Elastomeric Silicone Products, which was purchased by Bestobell Aviation in August 1997. Management believes that each of Burke's competitors had silicone aerospace seals revenues that were significantly less than the Company's revenues from those products in 1997. Additionally, the Company has two principal European competitors, Dunlop France S.A. and Bestobell Aviation, of the United Kingdom, which enjoy significant market share among European aircraft manufacturers, including Airbus Industries.

    Management believes that Burke's long-standing customer relationships, unique design capabilities and superior product quality will continue to support its position as the leading supplier of engineered silicone seals within this fragmented market.

    Burke is one of only a few companies with the combination of knowledge and manufacturing capabilities required to develop, test and manufacture engineered elastomer-based products to military specifications. Many of Burke's Advanced Aerospace Products are classified in nature, and in many cases project leaders return to previous classified product suppliers for a preliminary assessment of future development opportunity.

GROWTH AND OPPORTUNITIES

    The strong expansion in 1997 commercial aircraft build rates is expected to continue and to drive long-term growth within Burke's Aerospace Products business. Boeing and other aircraft producers continue to experience strong demand for new aircraft. According to recent publications, Boeing expects to deliver over 500 new aircraft in 1998, compared with 374 in 1997. This increase in deliveries is the continuation of what many industry analysts believe is a prolonged industry upturn.

    The demand for new aircraft is being driven by increases in passenger miles traveled and an aging aircraft fleet worldwide. The Aerospace Industries Association reports that approximately 3,900 existing aircraft will require replacement over the next 20 years due to age, regulations and prohibitive maintenance costs. The two largest commercial aircraft manufacturers, Boeing and Airbus, have recently released their annual market forecasts which corroborate this view. Management believes that the continuing need for aircraft replacement parts and upgrades will provide ongoing sales opportunities for Burke over the life of the aircraft due to Burke's proprietary, in-house tooling for specified seals and related components. As an OEM-specified supplier of multiple seals and related components to a variety of aircraft, Burke should benefit from a substantial installed base for future retrofit and refurbishment projects.

    Defense-related applications are also expected to provide significant, ongoing growth. Lockheed Martin is the primary contractor for the F-22 program and has been selected as a finalist, along with Boeing, to develop the Joint Strike Fighter for the United States military and the United Kingdom Royal Navy. Management believes that Burke's existing supplier relationships with both of these prime contractors will provide opportunities to participate in these and other future program developments.

    Burke management is also participating in a trend towards more value-added manufacturing for aerospace OEMs by integrating higher levels of processing and finishing to components before shipping to OEMs. Burke is encouraging this higher value-added, higher margin practice with several of its customers in an effort to strengthen its position as a long-term key supplier.

    Burke is currently cooperating with United Defense to develop and test products that utilize the Company's signature-masking stealth capabilities for conventional ground-based military applications. Management is optimistic that one or more of these concepts will receive federal funding and become important products for Burke. Management has committed significant technical, engineering and production resources to the Advanced Products division and believes that programs from this division have the potential to generate substantial revenues and profitability going forward.

FLOORING PRODUCTS

    Burke is the leading producer and distributor of specialty rubber flooring accessory products for use in commercial markets in the western United States. Burke's trademark BurkeBase has enjoyed a dominant market share in that region since the early 1950s and is well known throughout the industry. In addition, Burke extended its BurkeBase flooring product lines beyond rubber products through its 1996 acquisition of the vinyl cove base production assets of Kentile. Kentile was a nationally recognized producer of vinyl cove base and flooring products which were sold into the commercial construction and refurbishment markets. Burke purchased the cove base manufacturing assets and subsequently relocated them to its San Jose, California facility. The integration of Burke's newly acquired vinyl cove base products from Kentile significantly enhances Burke's national market position in flooring accessories given vinyl's broad appeal in geographic regions where rubber products have traditionally been less popular.

PRODUCTS

    Burke's Flooring Product line consists of a variety of commercial rubber and vinyl flooring products and accessories including rubber and vinyl cove base, flooring tiles, stair treads, corners, shapes, special application adhesives and newly developed luminescent emergency lighting accessories sold under the BurkeEmerge trademark. Burke flooring and flooring accessory products are generally recognized by architects, builders, and contractors as the highest-quality commercial rubber flooring and flooring accessory products available in terms of construction, durability and ease of installation. In its principal markets, BurkeBase is utilized in most commercial applications using resilient tile flooring and virtually all commercial applications involving carpeting. Other Burke flooring products are employed in commercial and institutional settings where durability and resilience are of primary importance.

    The addition of commercial vinyl cove base production capabilities from the acquisition of the Kentile assets in 1996 was an important complement to Burke's product offerings. Rubber flooring products are generally more expensive than vinyl products due to their material and manufacturing cost but yield a longer-lasting product. However, vinyl flooring products are extremely popular for less demanding applications and are the predominant commercial flooring construction material in geographic regions outside of the western United States. The addition of a vinyl cove base product line will create a lower-cost, complementary offering targeted at less demanding, more cost-sensitive applications.

    New product developments, including profile stair treads, tiles and other shapes, are becoming increasingly important components of the Flooring Products business as well. For example, Burke previously sourced its profile tile from an offshore manufacturer of specialty flooring products. However, in 1996 the Company invested in production machinery and tooling necessary to manufacture profile tile in the San Jose facility. This investment will enable Burke to service this market in a more responsive and price-competitive manner.

    Utilizing a proprietary, patent-pending system developed by Burke, the BurkeEmerge safety strips are photoluminescent runners which can be attached to cove bases in corridors, on stairwell treads and hand rails, around doors, windows and signs and in basements, providing up to eight hours of illumination and leading people to building exits in the event of a power failure. Unlike conventional emergency lighting, BurkeEmerge requires no batteries or other electrical power source. These safety strips serve a market for internal emergency exit aids that has grown due to heightened public awareness of the dangers that can result from unlit corridors and confusing exit signage. BurkeEmerge is available in a variety of colors and can be easily installed over existing cove base, making it suitable for new construction as well as emergency retrofitting applications.

MARKETS AND CUSTOMERS

    Burke's Flooring Products are sold primarily to dealers and distributors in the western United States and through a network of flooring products distributors in other regions. BurkeBase products are mostly found in commercial and industrial buildings in the western United States, where the Company enjoys a dominant market share, including an estimated 80% share of the commercial rubber cove base market in California. In addition to the San Jose manufacturing facility, the Company has distribution facilities in Santa Fe Springs, California and in Bensonville, Illinois, and has hired additional sales personnel to expand the Company's historically regional focus. As vinyl cove base is more widely used than rubber cove base at the national level, the introduction of a Burke vinyl cove base product is expected to create significant opportunities beyond Burke's traditional product line and geographic territories. In 1997, the top five customers of the Flooring Products division accounted for $7.7 million in net sales, representing 8.5% and 32.8%, respectively, of Burke's total and the Flooring Product division's net sales in that year. Sales in the western United States accounted for over 80% of Burke's Flooring product sales in 1997.

COMPETITION

    While there are a number of companies, both large and small, servicing the floor covering market, Burke is the largest producer of rubber cove base in the western United States. Burke's focus over many years on this specialized niche has created significant brand awareness and customer loyalty. Burke's primary competitors in flooring accessory products include Roppe Corporation, Johnsonite, Flexco and Vinyl Plastics Incorporated.

GROWTH AND OPPORTUNITIES

    While Burke enjoys the leading share of the western United States rubber cove base market, management believes there are opportunities to increase its national presence through promotional and incentive-based distributor programs and through the introduction of its vinyl wall base and moulding product line. The continued development of the Company's vinyl product line, will allow the Company to penetrate the eastern United States markets where vinyl has historically been preferred. Burke's distributor organization is being strengthened as new distributors either take on Burke as a new supplier due to its new vinyl production capabilities or, in an effort to consolidate their supplier base, allow Burke, as its existing rubber flooring products supplier, to displace other vinyl flooring products suppliers.

    A relatively small portion of Burke's Flooring Products sales are currently made outside of the western United States, although the market for rubber cove base nationwide is estimated by management at approximately $100 million. Management believes that its new vinyl product line and midwestern distribution center will increase Burke's scope and presence in the midwestern and eastern regions. These initiatives, along with Burke-produced profile tile and BurkeEmerge safety luminescent products, are expected to support the ongoing growth within and beyond Burke's traditional markets.

COMMERCIAL PRODUCTS

    Burke's Commercial Products business serves end markets with both intermediate and finished silicone and organic rubber-based compounds and products.

PRODUCTS

    PUROSIL PRODUCTS. Burke manufactures and markets a wide range of private label and Purosil-branded engineered silicone hose products for high-pressure, heat-sensitive applications. These high-performance products are sold primarily to OEMs and the aftermarket for heavy-duty trucks and buses. Burke was the first silicone hose producer in the industry to become ISO 9002 certified and is preparing for QS 9000 certification. The Company guarantees the performance of certain higher quality silicone truck hoses for 1,000,000 miles and experiences negligible product returns and warranty claims each year. The Company also manufactures silicone hose products for applications in the powerboat, potable water and food service industries.

    New product development is an important focus within this group. Purosil has responded to recent market demand with newly designed charged-activated-coupling and knitted hose products for specific applications within the Class 8 truck market. These additions are expected to strengthen the silicone hose product line and increase Burke's penetration of the OEM market.

    Burke plans to lease an additional facility of approximately 45,000 square feet beginning in mid 1998. This facility will be devoted to the manufacture and distribution of Purosil products and should help to increase efficiency and customer service levels for all of the Company's silicone-based products.

    MEMBRANE PRODUCTS. Burke's membrane products business utilizes the Company's elastomer-based manufacturing expertise to produce high-end, single-ply commercial roof-covering systems and flexible liner membranes. Commercial roofing systems are sold into the new roofing and re-roofing markets under the Burkeline trade name and have been installed in large and small commercial and institutional facilities around the world. The Company's membrane products are also used as reservoir liners and floating potable and waste water covers.

    Burke's roofing and liner membrane systems are designed with DuPont's patented Hypalon polymer material, which is an extremely durable and flexible material, widely regarded as the highest-quality single-ply product available in the commercial roofing and membrane market. Burke's membrane products typically incorporate structural fabric laminated between thin layers of Hypalon. Burkeline roofing systems are installed by Burke-approved contractors and technical assistants and are fully warranted for up to 20 years.

    Membrane liners and covers are used primarily for protective purposes in potable water and wastewater projects. The liners and covers are most often used to protect against contamination of potable water during its storage and transfer. Hypalon is one of the few polymers which meets environmental standards regarding sanctioned potable water contact materials. Burke's in-house technical and engineering groups work directly with municipal engineers and with distributors and fabricators to assist in the design, testing and selection of the final product. Burke also manufactures and provides a full line of custom-made shrouds, gas vents, adhesives and other components necessary to produce a complete system package.

    CUSTOM PRODUCTS. The custom products group within Burke's Commercial Products division has capitalized on the Company's sophisticated formulation and production capabilities to become a value-added partner that collaborates closely with its customers in designing application-specific advanced products in both the silicone and organic rubber products markets. The group focuses on identifying high-margin products that complement its existing product lines and utilize excess production capacity. These custom products are typically complex blending and compounding formulations serving as intermediate or finished products for manufacturers of specialty rubber products and include oil drilling equipment components, road tape, rocket motor insulation and surface ship bow domes.

MARKETS AND CUSTOMERS

    Management believes that the Company is the only approved supplier of silicone hoses to Mack Trucks. Burke's automotive hose products are also designed and specified into model builds of other major Class 8 truck OEMs including Peterbilt and Freightliner.

    Burke's membrane roofing products are sold both to distributors and directly to end-users who favor higher-quality roofing systems and who select Burke based on its reputation for quality. These roofing systems are typically employed in high value-added applications where quality, as measured by durability and ease of maintenance, is critical.

    Burke's liner membrane products are used in applications which are typically outsourced by municipalities on a bid basis and take several months to complete. Burke's covers and liners are sold to distributors and fabricators who heat weld the Hypalon-constructed sheets together to create a final product. It is not unusual for Burke to work with multiple distributors who are bidding for the same municipal project.

    Most of Burke's customers of the custom products unit are repeat users and range from large industrial companies to niche manufacturers producing specialized elastomeric products. Burke has developed long-standing relationships with a broad base of customers as a supplier of both intermediate and finished products whose technical complexities are suited to its unique capabilities. Burke markets these products using direct and independent sales representatives in both the United States and Europe. In 1997, the top five customers of the Commercial Products division accounted for $11.7 million in net sales, representing 12.9% and 32.9%, respectively, of the Company's total and the Custom Product division's net sales in that year.

COMPETITION

    The marketplace for engineered silicone hose applications is supplied by three principal companies: Flexfab Horizons International, Thermopol Incorporated and the Company.

    In both roofing and liner systems, Burke competes with other Hypalon-based product manufacturers and with lower-cost alternatives. Leading manufacturers of these alternative systems include JPS Elastomerics Corp. and Carlisle Companies, Inc. Each has significant single-ply membrane roofing businesses and emphasize their membrane products manufactured from alternative materials as lower-cost, higher-volume products. Their Hypalon offerings represent a small portion of their aggregate sales.

    There are a number of manufacturers that compete in custom-mixing and product formulation business, although management believes that only a few match Burke's comprehensive capabilities in terms of its research, design, materials compounding, engineering and laboratory testing resources. Burke's custom products product line has developed a reputation for solving complex formulation problems and is staffed with experienced compounding professionals.

GROWTH AND OPPORTUNITIES

    Management believes that the Commercial Products division has significant growth potential. The Company's Purosil line of silicone truck and industrial hose is expected to command an increased share of the market based on its development of new clients and new distribution channels. New initiatives include increasing customer share at a major private-label customer, initiating the production of silicone hoses for a major new OEM customer and expanding into new product areas.

    Management also foresees growth potential in the membrane products line as it works with DuPont to promote Hypalon as a durable and environmentally sound liner product for new applications. Moreover, management continues to look for opportunities to capitalize on the Company's vertical integration, wide customer base and technological leadership to identify new high-margin custom elastomer-based products.

                              SALES AND MARKETING

    Burke's sales and marketing personnel are organized by product lines. Based on the nature of the markets served and the established distribution channels in a particular segment, products are sold either directly to end-users or through distributors and independent sales representatives. Burke's Aerospace Products business has long-standing direct relationships with OEMs and aftermarket suppliers to the aerospace industry and supports these relationships by integrating its engineering and operating groups during the design, tooling and production phases of a customer's project. Burke solidifies its relationships through ongoing technical support throughout the life of a project.

    Burke's Flooring Products business sells through a direct sales effort and through flooring products distributors. The addition of a vinyl-based product line will enable Burke to (i) increase its number of first-tier distributors, specifically in the midwest and east, who, in the past, have not carried Burke products due to Burke's lack of a vinyl product offering, and (ii) displace other vinyl suppliers with distributors that already carry Burke's rubber flooring products line. The Flooring Products business currently utilizes 14 direct sales representatives who manage direct sales and orchestrate the Company's national marketing efforts through approximately 90 commercial flooring products distributor locations.

    Burke's Commercial Products business utilizes several different sales and marketing approaches due to the scope of its product offering. Purosil's high-performance silicone hoses are sold directly to OEMs in the heavy-duty truck and bus market. The Company also manufactures a number of "standard" product hoses which are marketed through sales representatives and a national network of distributors. The other commercial products that Burke produces are primarily sold through specialized in-house representatives adept at identifying potential customers who can benefit from Burke's vertically integrated manufacturing, compound formulation and engineering capabilities.

                                 MANUFACTURING

RAW MATERIALS

    Principal raw materials purchased by the Company for use in its products include various custom and standard grades of rubber, silicone gum and vinyl as well as the Hypalon polymer material. The Company has historically not experienced any significant supply restrictions and has generally been able to pass through increases in the price of these materials to customers. In 1995, however, the Company experienced a significant price increase in one of the raw materials used in the manufacture of one of its Flooring Products. Due to the competitive nature of the Flooring Products business and the Company's proprietary formula for this product, the Company was unable to fully pass this price increase along to its consumers and its gross margins for this product were adversely affected. Although the Company does not currently anticipate that it will experience any similar price increases for this or any other raw material used by the Company in the near future, there can be no assurance that such price increases will not occur and that the Company's results of operations will not be adversely affected thereby.

VERTICAL INTEGRATION

    Burke's operations are vertically integrated for the production of both silicone and organic rubber-based products. The Company's production process commences with the receipt of raw materials, followed by a variety of production steps which generally include mixing, milling, calendering (or extrusion or stripping), forming and molding and, in the case of silicone, roto-curing. Management believes Burke's vertical integration provides a key competitive advantage within the markets it serves.

                               OTHER INFORMATION

BACKLOG AND WARRANTY

    The Company's backlog consists of cancelable orders and is dependent upon trends in consumer demand throughout the year. Customer order patterns vary from year to year, largely because of annual differences in consumer end-product demand, marketing strategies, overall economic and weather conditions. Orders for the Company's products are generally subject to cancellation until shipment. As a result, comparison of backlog as of any date in a given year with backlog at the same date in a prior year is not necessarily indicative of sales trends. Moreover, the Company does not believe that backlog is necessarily indicative of the Company's future results of operations or prospects.

    The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company generally warrants its roofing products for two years, for which the related costs are not significant. In addition, the Company sells extended warranties on roofing products for ten to twenty years. During the three-year period ended January 2, 1998, the Company incurred insignificant warranty costs with respect to its roofing products.

EMPLOYEES

    The Company employed at January 2, 1998, 887 employees at its four locations, including 780 involved in manufacturing and manufacturing support and 85 involved in product sales. Employees at the Company's four locations receive comparable insurance and benefit programs. Burke's employees at the San Jose and Taunton locations are represented by the International Association of Machinists and Electrical Workers Unions, respectively. The collective bargaining agreement for the Taunton location was renegotiated in June 1997 for a three-year term and the agreement for the San Jose location was renegotiated in October 1997 for a three-year term. The Company has not experienced a work stoppage due to a labor dispute since 1975 and management believes that the Company's relationships with its employees and unions are good.

PATENTS, TRADEMARKS, TRADE NAMES AND TRADE SECRETS

    The success of the Company's various businesses depends in part on the Company's ability to exploit certain proprietary patents, trademarks, trade names and trade secrets on an exclusive basis in reliance upon the protections afforded by applicable copyright, patent and trademark laws and regulations. The loss of certain of the Company's rights to such patents, trademarks, trade names and trade secrets or the inability of the Company effectively to protect or enforce such rights could adversely affect the Company. The duration of the Company's intellectual property rights is as follows:

PATENTS

                                                                  GATT
 PATENT NO.                        TITLE                         EXPIRY
------------  ------------------------------------------------  ---------
  4,608,792   Roof membrane holdown system                       11/12/08
  4,603,790   Tensioned reservoir cover, rainwater run-off        3/11/05
                enhancement system

TRADEMARKS

MARK                                                            EXPIRATION
--------------------------------------------------------------  -----------
VAC-Q-ROOF....................................................     12/1/98
ROULEAU.......................................................    12/27/08
BURKEBASE.....................................................      6/4/05
SURETITE......................................................      7/4/01
BURKE INDUSTRIES..............................................     4/19/07
ARGONAUT......................................................      4/1/09

ENVIRONMENTAL LIABILITY

    The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations and, in many cases, could require the Company to remediate a site to meet applicable legal requirements. In connection with the Recapitalization, JFLEI conducted certain investigations (including, in some cases, reviewing environmental reports prepared by others) of the Company's operations and its compliance with applicable environmental laws. The investigations, which included Phase I assessments (consisting generally of a site visit, records review and non-intrusive investigation of conditions at the subject facility) by independent consultants, found that certain facilities have had or may have had releases of hazardous materials that may require remediation. Pursuant to the Merger Agreement (as defined below), the former shareholders of the Company have agreed, subject to certain limitations as to survival and amount, to indemnify the Company against certain environmental liabilities incurred prior to the consummation of the Recapitalization. Based in part on the investigations conducted and the indemnification provisions of the Agreement and Plan of Merger, dated as of August 13, 1997 (the "Merger Agreement") among JFLEI, JFL Merger Co. ("MergerCo") and certain former shareholders of the Company (pursuant to which the Company was recapitalized by means of a merger of MergerCo into the Company (the "Merger") with the Company surviving the Merger) with respect to environmental matters, the Company believes, although there can be no assurance, that its liabilities relating to these environmental matters will not have a material adverse effect on its future financial position or results of operations. The Company does not maintain a reserve for environmental liabilities.

SUBSEQUENT EVENTS

    On March 5, 1998, the Company entered into a Stock Purchase Agreement with Sovereign Specialty Chemicals, Inc. ("Sovereign") and Mercer Products Company, Inc. ("Mercer") pursuant to which the Company will acquire from Sovereign all of the outstanding capital stock of Mercer for an aggregate price of $35,750,000, subject to working capital and other adjustments (the "Mercer Acquisition").

    Founded in 1958, and headquartered in Eustis, Florida, Mercer is a leading manufacturer of extruded plastic and vinyl products such as vinyl and rubber cove base, transitional and finish moldings, corners, stair treads and other accessories. Mercer also sells a range of related adhesive products. Mercer's product and distribution lines strongly complement the Company's Flooring Products business. While the Company is the dominant producer of rubber cove base and floor covering accessories in the western United States, Mercer is a leading supplier to the vinyl cove base and moulding products markets and has a particularly strong presence in the eastern United States.

    Through the Mercer Acquisition the Company will significantly enhance its already strong flooring product offerings, distribution channels and product development capabilities. The Mercer Acquisition also presents the opportunity for cost savings through economies of scale and shared resources.

    Mercer has experienced consistently profitable historical financial results, with steady growth in sales and significant increases in EBITDA since 1995. Net sales increased 7.2% and 1.4%, respectively, in 1996 and 1997, while EBITDA increased 8.8% and 49.5%, respectively, over the same period.

    Under the Stock Purchase Agreement, the consummation of the Mercer Acquisition is subject to customary conditions, including the expiration of any applicable waiting periods under Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Stock Purchase Agreement also contains customary representations and warranties from Sovereign to the Company. Certain of these representations and warranties, and related indemnification rights, will terminate after a limited time following the effectiveness of the Mercer Acquisition.

    In order to finance the Mercer Acquisition, the Company will need to raise additional funds, through an increase in its existing credit facility and/or the issuance of floating rate debt or other securities, which may necessitate the amendment of certain provisions of the indenture governing the Company's 10% Senior Notes due 2007 (the "Senior Notes").

ITEM 2. PROPERTIES

FACILITIES

    San Jose, California serves as the corporate headquarters for Burke as well as the manufacturing site for the Flooring Products business and the organic rubber portion of the Commercial Products business. Santa Fe Springs, California is the manufacturing headquarters for Burke's silicone production activities and houses most of its Aerospace Products and all of its silicone Commercial Products businesses. Along with the industrial hose production, the Aerospace Products business classified development and production areas are also located at the Santa Fe Springs facility. The Taunton, Massachusetts facility is the manufacturing site for Burke's Haskon aerospace operations. This location provides Burke with an alternative eastern United States manufacturing presence for its aerospace customers.

    As of February 28, 1998, Burke maintained operations at the following locations:

                                     SQUARE
LOCATION                             FOOTAGE    OWNERSHIP                          FUNCTION
----------------------------------  ---------  -----------  -------------------------------------------------------
San Jose, CA......................    123,000       Owned   Manufacturing, Engineering, Distribution, Offices
San Jose, CA......................     82,000      Leased   Manufacturing, Warehouse
Santa Fe Springs, CA..............     80,000      Leased   Manufacturing, Engineering, Distribution, Offices
Santa Fe Springs, CA..............     25,000      Leased   Mixing
Santa Fe Springs, CA..............     25,000      Leased   Distribution
Taunton, MA.......................     85,000      Leased   Manufacturing, Engineering, Distribution, Offices
Bensonville, IL...................     15,000      Leased   Distribution

    These facilities produce molded, extruded and calendered forms of organic rubber and silicone which are then fabricated by machine or by skilled labor into finished products. The Company's engineering, design and research and development departments play a significant role in the initial product design and compound formulation used in the production process. Burke has sophisticated laboratories in each of its manufacturing facilities which allow the Company to perform most of its necessary testing in-house.

    In addition to the facilities identified above, the Company leases a 113,000 square foot facility in Modesto, California, which is subleased to the purchaser of the Company's custom-molded products business in connection with the sale of that business in 1996.

ITEM 3. LEGAL PROCEEDINGS

    The Company is routinely involved in legal proceedings related to the ordinary course of its business. Management does not believe any such matters will have a material adverse effect on the Company. The Company maintains property, general liability and product liability insurance in amounts which it believes are consistent with industry practices and adequate for its operations.

    On or about December 28, 1997, a former employee filed a complaint in the California Superior Court for the County of Santa Clara against the Company and certain of the Company's current and former officers and directors. On March 11, 1998, plaintiff filed an amended complaint against the same defendants. The former employee alleges that he was induced to sell his Company stock to the Company and/or to the officer and director defendants in August 1996 through the use of allegedly false and/or misleading statements. The amended complaint asserts claims for fraud and deceit, breach of fiduciary duty, violations of the certain provisions of the California Corporations Code, negligent misrepresentation, breach of contract, intentional infliction of emotional distress, and for declaratory relief. The Company denies the allegations that have been asserted by the former employee and intends vigorously to defend such claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY DIVIDENDS

    The Company's Common Stock is not listed or traded on any exchange. At January 2, 1998, there were approximately 13 holders of the Company's Common Stock.

    The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company and its subsidiaries to pay dividends is restricted by the indentures governing the Senior Notes and, with respect to the Common Stock, the Company's Articles of Incorporation.

RECENT SALES OF UNREGISTERED SECURITIES

    On August 20, 1997, the Company issued $110,000,000 principal amount of 10% Senior Notes due 2007 of the Company (the "Senior Notes") to NationsBanc Capital Markets, Inc. (the "Initial Purchaser"). The aggregate price to the public of the Senior Notes was $110,000,000 and the aggregate initial purchaser's discounts and commissions were $3,300,000, resulting in aggregate proceeds to the Company of $106,700,000. The Initial Purchaser subsequently resold the Senior Notes in reliance on Rule 144A under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data below for the Company for the three years ended January 2, 1998 and as of January 3, 1997 and January 2, 1998 have been derived from the Consolidated Financial Statements of the Company which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Report. The selected consolidated financial data below for the Company for the years ended December 31, 1993 and December 30, 1994 and as of December 31, 1993, December 30, 1994 and December 29, 1995, have been derived from the Consolidated Financial Statements of the Company which have also been audited by Ernst & Young LLP, but which are not included elsewhere herein. The information presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Report. The data below reflect the acquisition by the Company of certain assets of Purosil in March 1993; of Silicone Fabrication Specialists, Inc. ("SFS") in February 1995; of Haskon Corporation ("Haskon") in

June 1995; of Kentile Corporation ("Kentile") in April 1996; and the effect of the Recapitalization in August 1997.

                                                                                  FISCAL YEAR
                                                             -----------------------------------------------------
                                                               1993       1994       1995       1996       1997
                                                             ---------  ---------  ---------  ---------  ---------
                                                                            (DOLLARS IN THOUSANDS)
OPERATING DATA:
Net sales..................................................  $  36,431  $  44,370  $  68,411  $  72,466  $  90,228
Cost of sales..............................................     25,355     29,998     49,226     49,689     62,917
                                                             ---------  ---------  ---------  ---------  ---------
Gross profit...............................................     11,076     14,372     19,185     22,777     27,311
Selling, general and administrative expenses(1)............      9,215      8,152     10,212     11,610     12,238
Transaction expenses(2)....................................     --         --         --         --          1,321
Stock option purchase(3)...................................     --         --         --         --         14,105
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) from operations..............................      1,861      6,220      8,973     11,167       (353)
Interest expense, net......................................      2,897      2,812      3,007      2,668      5,408
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) before income tax provision (benefit),
  cumulative effect of accounting change, extraordinary
  loss and discontinued operation(4).......................     (1,036)     3,408      5,966      8,499     (5,761)
Income tax provision (benefit).............................        146      1,395      3,393      3,466     (1,818)
                                                             ---------  ---------  ---------  ---------  ---------
Income (loss) from continuing operations before cumulative
  effect of accounting change, extraordinary loss and
  discontinued operation(4)................................  $  (1,182) $   2,013  $   2,573  $   5,033  $  (3,943)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
Net income (loss)(4).......................................  $    (657) $   1,502  $   1,094  $   4,101  $  (3,943)
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
OTHER DATA:
EBITDA(5)..................................................  $   3,831  $   7,490  $  10,461  $  12,586  $  16,851(6)
EBITDA margin(5)...........................................       10.5%      16.9%      15.3%      17.4%      18.7%(6)
Depreciation and amortization..............................      1,970      1,270      1,488      1,419      1,499
Capital expenditures(7)....................................        530        335      3,647      1,684      1,454
Cash interest expense......................................      2,500      2,438      2,683      1,950      2,059
Ratio of earnings to fixed charges(8)......................     --            2.1x       2.8x       3.7x    --

                                                                            AS OF FISCAL YEAR END
                                                            ------------------------------------------------------
                                                              1993       1994       1995        1996       1997
                                                            ---------  ---------  ---------  ----------  ---------
                                                                            (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...........................................  $   4,932  $   4,766  $   5,402  $    5,328  $  21,678
Total assets..............................................     30,535     28,551     39,729      40,673     62,837
Long-term obligations, less current portion...............     20,011     16,937     21,803      18,126    110,000
Shareholders' equity (deficit)............................       (654)       849        340       4,283    (86,490)

------------------------

(1) Selling, general and administrative expenses include amortization of acquisition costs of $850 in 1993.

(2) Reflects $1,321 of expenses associated with the Recapitalization in August 1997.

(3) Reflects the Company's cost to purchase options issued and outstanding under the Company's stock option plan in connection with the Recapitalization in August 1997.

(4) Net income reflects (i) benefit of cumulative effect of change in accounting method for income taxes of $551 in 1993, (ii) extraordinary loss on debt settlement, net of income tax benefit, of $815 in 1995 and (iii) losses, net of income tax benefit, of $26, $511, $664 and $308 in 1993, 1994, 1995 and through June 28, 1996, respectively, incurred by the Company's custom-molded organic rubber products manufacturing operations, the assets of which were disposed of in June 1996, and loss, net of income tax benefit, of $624 in 1996 on disposal of those assets.

(5) EBITDA is the sum of income (loss) before cumulative effect of changes in accounting principles, extraordinary loss, discontinued operation, income tax provision (benefit) and interest, depreciation and amortization expense. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

(6) Reflects EBITDA excluding costs of stock option purchase, transaction expenses related to the Recapitalization and management fees paid to a former controlling shareholder.

(7) Capital expenditures include the acquisition of assets of Purosil for $297 in 1993; of SFS for $1,578 and Haskon for $2,081 in 1995 and of Kentile for $854 in 1996.

(8) In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax provision (benefit), cumulative effect of accounting change, extraordinary loss and discontinued operation plus fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense estimated to be attributable to interest. Earnings were insufficient to cover fixed charges by $1.0 million and $5.8 million for fiscal years ended 1993 and 1997, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, that could cause actual results to differ materially from those expressed in any forward-looking statement, including, without limitation: competition from other manufacturers in the Company's aerospace, flooring or commercial product lines, loss of key employees, general economic conditions and adverse factors impacting the aerospace industry such as changes in government procurement policies. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

  INTRODUCTION

    The following discussion and analysis should be read in conjunction with "Selected Historical Consolidated Financial Data" and the audited Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Report.

    The Company operates within one industry segment, elastomer products, and is organized into three product groups: Aerospace Products, which produces precision silicone seals and other products used on commercial and military aircraft; Flooring Products, which produces and distributes rubber and vinyl cove base and other floor covering accessory products; and Commercial Products, which produces various intermediate and finished silicone and organic rubber products.

    Burke entered the Aerospace Products business through the acquisition of Purosil's assets in 1993. The Company subsequently expanded its Aerospace Products business by purchasing the assets of two of its largest competitors, SFS and Haskon, in 1995. These acquisitions were completed in order to broaden Burke's Aerospace Products line and to incorporate advanced military stealth capability into this product group. Subsequent to these acquisitions, in December 1995, the Company integrated all of its aerospace operations in anticipation of increased demand as communicated by aircraft OEMs.

    In general, Aerospace Products revenues are driven by both the building of new aircraft by OEM manufacturers and the repair and replacement of existing aircraft ("aftermarkets"). OEMs typically depend on a select group of suppliers to provide their seal requirements, working closely with them to design the customized tooling necessary to satisfy the industry's rigorous product testing standards. As a result of the Company's consolidation efforts throughout the mid-'90s, Burke is now positioned as the leading seals supplier for the domestic commercial aircraft industry and is OEM-specified on virtually every existing commercial and military aircraft platform in production.

    Aircraft seal revenues for 1997 were comprised of approximately two-thirds sales to OEM manufacturers and one-third sales to the aftermarket. In addition, commercial aircraft manufacturing has resulted in 73% of 1997 seal revenues being derived from the commercial market, compared with approximately 27% from the U.S. military. Aerospace Products revenues in 1995 were approximately $3.0 million higher than might otherwise have been expected due to the significant unfilled backlog created by the inability of SFS and Haskon to deliver product prior to Burke's ownership.

    Sales of precision silicone seals comprised approximately 92.6% of 1997 revenues for the Aerospace Products business. The remaining 7.4% was derived primarily from the sale of low-observable seals and tape to the military for use on stealth aircraft, cruise missiles, and armored vehicles. Revenues of low-observable seals and tape are derived from both the retrofit of existing aircraft, such as the B-1 bomber and the initial installation and replacement of existing low-observable material on aircraft, such as the B-2 bomber.

    Historically, revenues in the Flooring Products business have been driven by both new commercial construction and the continuous repair and remodeling of existing commercial space. Until recently, operations have been concentrated in the western United States and Burke has sold primarily rubber cove base moulding. The Company has developed a well-known brand name (BurkeBase) in the western United States by targeting the architectural community and installers of commercial flooring. Growth in Flooring Products revenues was significant in 1997 due to improvement in the commercial construction market in the western United States.

    The Commercial Products business is comprised of: (i) Purosil brand high-performance silicone truck and bus engine hoses; (ii) roofing and other fluid barrier membrane products; and (iii) various intermediate and end use products based upon Burke's extensive elastomer manufacturing capabilities. Revenues generated by silicone hose sales are driven by both new truck and bus manufacturing as well as the replacement market. OEM and aftermarket customers specify and prefer silicone hoses due to their high performance and relatively minor absolute cost. In addition, silicone hoses are increasingly being specified on trucks and buses due to the higher performance requirements of new engine design. Burke roofing and fluid containment system sales have tended to be relatively steady over time. Roofing and fluid barrier membranes are used in numerous applications including new and replacement commercial roofs and reservoirs. The Hypalon product provides significant wear and durability advantages compared with less expensive products. Revenues from these products can be materially affected on a quarter-to-quarter basis by the size and timing of certain reservoir projects.

RESULTS OF OPERATIONS

    The following table sets forth certain income statement information for the Company for the fiscal years ended December 29, 1995, January 3, 1997 and January 2, 1998:

                                                                      FISCAL YEAR ENDED
                                       --------------------------------------------------------------------------------
                                                    PERCENTAGE                  PERCENTAGE                 PERCENTAGE
                                                        OF                          OF                         OF
                                         1995        NET SALES       1996        NET SALES       1997       NET SALES
                                       ---------  ---------------  ---------  ---------------  ---------  -------------
                                                                     (DOLLARS IN THOUSANDS)
Net sales:
  Aerospace Products.................  $  23,254          34.0%    $  24,622          34.0%    $  31,225         34.6%
  Flooring Products..................     19,693          28.8        20,546          28.4        23,475         26.0
  Commercial Products................     25,464          37.2        27,298          37.6        35,528         39.4
                                       ---------         -----     ---------         -----     ---------       ------
    Total net sales..................     68,411         100.0        72,466         100.0        90,228        100.0
Cost of sales........................     49,226          72.0        49,689          68.6        62,917         69.7
                                       ---------         -----     ---------         -----     ---------       ------
Gross profit.........................     19,185          28.0        22,777          31.4        27,311         30.3
Selling, general and administrative
  expenses...........................     10,212          14.9        11,610          16.0        12,238         13.6
Transaction costs....................     --            --            --            --             1,321          1.5
Stock option purchase................     --            --            --            --            14,105         15.6
                                       ---------         -----     ---------         -----     ---------       ------
Income (loss) from operations........      8,973          13.1        11,167          15.4          (353)        (0.4)
Interest expense, net................      3,007           4.4         2,668           3.7         5,408          6.0
                                       ---------         -----     ---------         -----     ---------       ------
Income before income tax provision
  (benefit), extraordinary loss and
  discontinued operation.............      5,966           8.7         8,499          11.7        (5,761)        (6.4)
Income tax (benefit) provision.......      3,393           5.0         3,466           4.8        (1,818)        (2.0)
                                       ---------         -----     ---------         -----     ---------       ------
Income from continuing operations
  before extraordinary loss and
  discontinued operation.............  $   2,573           3.7%    $   5,033           6.9%    $  (3,943)        (4.4)%
                                       ---------         -----     ---------         -----     ---------       ------
                                       ---------         -----     ---------         -----     ---------       ------
Net (loss) income....................  $   1,094           1.6%    $   4,101           5.7%    $  (3,943)        (4.4)%
                                       ---------         -----     ---------         -----     ---------       ------
                                       ---------         -----     ---------         -----     ---------       ------

    YEAR ENDED JANUARY 2, 1998 VERSUS YEAR ENDED JANUARY 3, 1997

    NET SALES. Total net sales increased 24.5%, from $72.5 million in 1996 to $90.2 million in 1997. Aerospace Products sales grew 26.8%, due to strong expansion of commercial aircraft build rates. Despite this overall performance, revenue for low-observable materials decreased in the second half of the year due to material product design changes by major customers, which delayed shipments of these materials. Flooring Products sales grew 14.3% due to price increases and generally stronger demand for construction products in California and the introduction of vinyl cove base products. Commercial Products sales grew 30.1% due to a major sale of membrane products for a liner application and due to orders from a new customer.

    COST OF SALES. Cost of sales increased 26.6% from $49.7 million in 1996 to $62.9 million in 1997. The increase was primarily due to the increase in net sales over the same period. As a percentage of net sales, gross profit decreased from 31.4% in 1996 to 30.3% in 1997. The decrease was due primarily to the fact that membrane products, which have a lower gross profit margin than the Company's other product lines, constituted a larger portion of total net sales in 1997 compared with 1996.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 5.4%, from $11.6 million in 1996 to $12.2 million in 1997. The increase included the addition of Flooring and Commercial sales personnel. However, as a percentage of net sales, these costs declined from 16.0% to 13.6% over the same period.

    TRANSACTION EXPENSES. Transaction expenses were incurred in connection with the Recapitalization.

    STOCK OPTION PURCHASE. The stock option purchase charge in 1997 represents the compensation component of payments made for the cancellation of stock options in connection with the Recapitalization.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 103.2%, from $11.2 million in 1996 to a loss of $(0.4) million in 1997.

    INTEREST EXPENSE. Interest expense increased 102.7%, from $2.7 million in 1996 to $5.4 million in 1997. The increase was due to the issuance of the Senior Notes on August 20, 1997.

    INCOME FROM CONTINUING OPERATIONS. As a result of the above factors, income from continuing operations decreased 178.3%, from $5.0 million in 1996 to a loss of $(3.9) million in 1997.

    YEAR ENDED JANUARY 3, 1997 VERSUS YEAR ENDED DECEMBER 29, 1995

    NET SALES. Total net sales increased 5.9%, from $68.4 million in 1995 to $72.5 million in 1996. Aerospace Products sales grew 5.9%, reflecting the positive effect of a full year of the deployment of the assets of Haskon acquired in June 1995, which was partially offset by the expiration of a significant supply contract in 1995. Flooring Products sales grew 4.3% as the result of the introduction of new products, price increases of 2.6% and volume increases of 1.0%. Commercial Products sales grew 7.2% due to orders from a new customer and to increased sales of the Company's silicone Custom Products, offset by a decrease in Membrane Products sales due to a customer's deferral of a major liner project.

    COST OF SALES. Cost of sales increased 0.9%, from $49.2 million in 1995 to $49.7 million in 1996. The increase was primarily due to the increase in net sales over the same period. As a percentage of net sales, gross profit increased from 28.0% in 1995 to 31.4% in 1996. The increase of 3.4% was due to the full integration of assets acquired from SFS and Haskon of 1.6%; to decreases in the cost of raw materials used in the Company's Flooring Products of 0.9% and to general pricing, operational, and overhead absorption improvements of 0.9%. The Flooring Products raw material prices returned to normal levels.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 13.7%, from $10.2 million in 1995 to $11.6 million in 1996. The increase was due to general cost increases to selling expenses associated with expanding Flooring Products into markets in the eastern United States and a full year of selling expenses associated with the assets of Haskon acquired in 1995. As a percentage of sales, these costs increased from 14.9% in 1995 to 16.0% in 1996, because of the time lag between the Flooring expansion spending and the realization of the resultant sales.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased 24.5%, from $9.0 million in 1995 to $11.2 million in 1996.

    INTEREST EXPENSE. Interest expense decreased 11.3%, from $3.0 million in 1995 to $2.7 million in 1996. The decrease was due to lower total debt outstanding.

    INCOME FROM CONTINUING OPERATIONS. As a result of the above factors, income from continuing operations increased 95.6%, from $2.6 million in 1995 to $5.0 million in 1996.

INCOME TAX PROVISION

    For 1996 and 1997, the Company recorded an income tax provision (benefit) of 40.8% and (31.6)%, respectively, which differs from the federal statutory rate primarily due to state income taxes (net of federal benefit) and in 1997 due to additional provision for federal and state audits. In 1996, the Company settled with the Internal Revenue Service ("IRS") certain issues relating to the Company's income tax returns for 1988 through 1990. As of January 3, 1997, the Company had fully provided for the taxes and interest which are payable as a result of the settlement.

    In addition to the above settlement, in 1997, the Company settled with the IRS certain issues related to the Company's income tax returns for 1992 and 1993. The Company fully provided for the taxes and interest which are payable as a result of the settlement.

    For 1995, the Company recorded an income tax provision of 56.9%, which differed from the federal statutory rate primarily due to state income taxes (net of federal benefit) and due to an additional provision for potential IRS audit adjustments.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW. The Company's principal uses of cash are to finance working capital and capital expenditures related to asset acquisitions and internal growth. Burke's net cash used in operating activities was $8.5 million in 1997. Excluding the charge related to the stock option purchase, Burke's net cash provided by operating activities would have been $5.6 million in 1997.

    CAPITAL REQUIREMENTS. The Company, including Mercer post-acquisition, expects to spend approximately $2.0 million during 1998 on capital expenditures not directly related to acquisitions. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company is actively seeking acquisition opportunities. The Company intends to seek additional capital as necessary to fund potential acquisitions through one or more funding sources that may include borrowings under the Credit Facility described below.

    SOURCES OF CAPITAL. The Company currently has a $15.0 million senior secured credit facility (the "Credit Facility"). The Credit Facility will mature in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's option, Eurodollar Rates plus a margin of 2.50% or upon the Prime Rate plus a margin of .50%. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of the subsidiaries. The Credit Agreement contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Agreement also contains a number of financial covenants that require the Company to meet certain financial ratios and tests and provides that a "change of control" constitutes an event of default.

    The Company anticipates that its principal use of cash during 1998 will be working capital requirements, debt service requirements and capital expenditures as well as expenditures relating to acquisitions and integrating acquired businesses. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments. In order to finance the Mercer Acquisition, the Company will need to raise additional funds, through an increase in the Credit Facility and/or the issuance of floating rate debt and/or other securities, which may necessitate the amendment of certain provisions of the indenture governing the Senior Notes.

    In June 1997, the Financial Accounting Standards Board ("FASB") released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The Company believes that adoption of FAS 130 will not have a material impact on the Company's consolidated financial statements.

    In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires companies to report selected segment information in financial statements and selected segment information in interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of application of the new rules on the Company's consolidated financial statements.

    IMPACT OF THE YEAR 2000

    Based on a recent assessment, the Company determined that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company presently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. The Company anticipates completing the Year 2000 project within one year which is prior to any anticipated impact on its operating systems.

    Although the Company is not aware of any material operational issues associated with preparing its internal systems for the Year 2000, there can be no assurance that the company will not experience serious unanticipated negative consequences and/or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party software and hardware technology.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The Consolidated Financial Statements required in response to this Item are listed under Item 14(a) of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each person who is a director or executive officer of the Company as of March 15, 1998. Each director will hold office until the next annual meeting of the shareholders or until his successor has been elected and qualified. Officers will be elected by the Board of Directors and will serve at the discretion of the Board.

NAME                                     AGE                                  POSITIONS
------------------------------------  ---------  --------------------------------------------------------------------
Rocco C. Genovese...................     61      Vice Chairman of the Board, President and Chief Executive Officer
Reed C. Wolthausen..................     50      Director, Senior Vice President and General Manager-- Silicone
                                                   Products
David E. Worthington................     44      Treasurer, Vice President--Finance
Robert F. Pitman....................     43      Vice President and Technical Director--San Jose
Craig A. Carnes.....................     38      Vice President--Sales and Marketing--Flooring Products
Ronald A. Stieben...................     50      Vice President--Sales and Marketing--Silicone Products
Robert G. Engle.....................     56      Vice President--Operations--Santa Fe Springs
Hisham Alameddine...................     39      Vice President--Operations--San Jose
George Sawyer.......................     66      Chairman of the Board
Oliver C. Boileau, Jr...............     71      Director
Donald Glickman.....................     64      Director
Bruce D. Gorchow....................     44      Director
John F. Lehman......................     55      Director
Keith Oster.........................     36      Director
Thomas G. Pownall...................     76      Director
Joseph A. Stroud....................     42      Director

    ROCCO C. GENOVESE, Vice Chairman, President and Chief Executive Officer, has been with the Company for 42 years. Mr. Genovese joined Burke in 1955 and has held a number of operations and sales positions within the Company since that time. Mr. Genovese assumed his current role as Chairman, President and Chief Executive Officer in 1989. He is active in all aspects of Burke's business and is a participant in several industry associations.

    REED C. WOLTHAUSEN, Senior Vice President and General Manager--Silicone Products, has been with the Company for nine years. Initially serving as the Company's Chief Financial Officer, Mr. Wolthausen now manages Burke's silicone businesses. Prior to joining Burke, he served as Chief Financial Officer for Micronix Corp. and as Controller for Velo-Bind, Inc.

    DAVID E. WORTHINGTON, Treasurer and Vice President--Finance, has been with the Company for seven years. Mr. Worthington joined Burke as Corporate Controller in 1990 and served in that capacity until 1997 when he was promoted to his current position. Prior to joining the Company, he served as Chief Financial Officer for Electro-Technology Corporation.

    ROBERT F. PITMAN, Vice President and Technical Director--San Jose, has been with the Company since 1979 and currently oversees all technical and product development for the San Jose-based businesses as well as sales and marketing for the San Jose portion of the Commercial Products business. During his tenure with Burke, Mr. Pitman has held a number of positions including Director of Technical Services and Material/Process Development Engineer. He has served in his current position since 1994.

    CRAIG A. CARNES, Vice President--Sales and Marketing--Flooring Products, joined the Company in 1996. Prior to joining the Company, Mr. Carnes was Vice President of Sales and Marketing for Color Spot, Inc., a subsidiary of Pacificorp and a consumer perishable product company that is the nation's largest producer of garden bedding flowers. For five years prior to joining Color Spot, Inc., Mr. Carnes held senior sales and marketing positions with Levolor Corporation, an industry leader and manufacturer of hard window coverings.

    RONALD A. STIEBEN, Vice President--Sales and Marketing--Silicone Products, has worked for the Company for two years. Prior to joining Burke, Mr. Stieben worked for 16 years at Kirkhill Rubber Company, one of Burke's competitors. He served as Vice President of Sales for Kirkhill for five years before joining Burke in 1995.

    ROBERT G. ENGLE, Vice President--Operations--Santa Fe Springs, joined Burke as Industrial Engineering Manager in 1986 and has since held the positions of Engineering Manager and Vice President of Manufacturing. Before joining Burke, Mr. Engle served as Manager of Engineering Services and Chief Industrial Engineer for Norton Company.

    HISHAM ALAMEDDINE, Vice President--Operations--San Jose, has been with the Company for six years. Before serving in his current position, Mr. Alameddine served as Director of Engineering Services for the Company. Prior to joining Burke, Mr. Alameddine was the Vice President of Manufacturing for Sonfarrel, Inc. and has held senior operations positions with two other companies.

    GEORGE SAWYER, Chairman of the Board of Directors of the Company and a Managing Principal of Lehman, has been affiliated with Lehman for the past five years. From 1993-1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine Inc. Prior to that, Mr. Sawyer held a number of prominent positions in private industry and in the U.S. government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Mr. Lehman.

    OLIVER C. BOILEAU, JR., became a director of the Company upon consummation of the Recapitalization. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. In 1980, he joined General Dynamics Corporation as President and a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice Chairman and then retired in May 1988. Mr. Boileau joined Northrop Grumman Corporation in December 1989 as Vice President and President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, and Chairman of the Massachusetts Institute of Technology-Lincoln Laboratory Advisory Board.

    DONALD GLICKMAN, became a director of the Company upon consummation of the Recapitalization and is a Managing Principal of Lehman. For the past five years, Mr. Glickman has also been the President of Donald Glickman Company, Inc., which together with Lehman, acquires as principal significant corporations in aerospace, marine and defense industries. Prior to forming Donald Glickman Company, Inc., Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently a director of Cal-Tex Industries, Inc. and Monro Muffler Brake, Inc. and is a trustee of MassMutual Corporate Investors, MassMutual Participation Investors and Wolf Trap Foundation for the Performing Arts.

    BRUCE D. GORCHOW, became a director of the Company upon consummation of the Recapitalization and is a member of the investment advisory board of Lehman. Since 1991, Mr. Gorchow has been Executive Vice President and head of the Private Finance Group of PPM America, Inc. Mr. Gorchow is also a Director of Global Imaging Systems, Inc., Leiner Health Products, Inc., Tomah Products, Inc. and is an investment director of several investment limited partnerships. Mr. Gorchow also represents PPM America, Inc. on the boards of ten of its portfolio companies. Prior to his position at PPM America, Mr. Gorchow was a Vice President at Equitable Capital Management, Inc.

    JOHN F. LEHMAN, became a director of the Company upon consummation of the Recapitalization and is a Managing Principal of Lehman. Prior to founding Lehman in 1990, Dr. Lehman was an investment banker with Paine Webber, Inc. from 1988 to 1990, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is a member of the Board of Directors of Sedgwick Group plc, Ball Corporation and ISO Inc., and is currently Vice Chairman of the Princess Grace Foundation, a director of OpiSail Foundation and a trustee of Spence School.

    KEITH OSTER, became a director of the Company upon consummation of the Recapitalization and is a Principal of Lehman and has been affiliated with Lehman for the past five years. Mr. Oster joined Lehman in 1992 and is principally responsible for financial structuring and analysis. Prior to joining Lehman, Mr. Oster was with the Carlyle Group, where he was responsible for analyzing acquisition opportunities and arranging debt financing, and was a Senior Financial Analyst with Prudential-Bache Capital Funding, working in the Mergers, Acquisitions and Leveraged Buyout Department.

    THOMAS G. POWNALL, became a director of the Company upon consummation of the Recapitalization and is a member of the investment advisory board of Lehman. Mr. Pownall was Chairman of the Board of Directors from 1983 until 1992 and Chief Executive Officer of Martin Marietta Corporation from 1982 until his retirement in 1988. Mr. Pownall joined Martin Marietta Corporation in 1963 as President of its Aerospace Advanced Planning unit, became President of Aerospace Operations and, in succession, Vice President and President and Chief Operating Officer of the corporation. Mr. Pownall is also a director of the Titan Corporation and Director Emeritus of Sundstrand Corporation, serves as a member of the advisory boards of Ferris, Baker Watts Incorporated and Sedgwich New York Metropolitan and as a director of the U.S. Naval Academy Foundation and a trustee of Salem-Teikyo University.

    JOSEPH STROUD, became a director of the Company in February 1998 and is a Principal of Lehman. Mr. Stroud joined Lehman in 1996 and is responsible for managing the financial and operational aspects of portfolio company value-enhancement. Prior to joining Lehman, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993, Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations.

CERTAIN RIGHTS OF HOLDERS OF REDEEMABLE PREFERRED STOCK

    Under certain circumstances, the holders of the Redeemable Preferred Stock may have the right to elect a majority of the directors of Company.

COMMITTEES OF THE BOARD OF DIRECTORS

    The Board of Directors has established a Compensation Committee, consisting of Messrs. Glickman, Oster and Pownall. The Compensation Committee makes recommendations concerning the salaries and incentive compensation of employees of, and consultants to, the Company, and oversees and administers the Company's stock option plans.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in this section relates to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of January 2, 1998.

COMPENSATION SUMMARY

    The following summary compensation table sets forth for the fiscal years ended January 2, 1998, January 3, 1997 and December 29, 1995, the historical compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") as of January 2, 1998:

                                                                                                           LONG-TERM
                                                                                                         COMPENSATION
                                                                            ANNUAL COMPENSATION(1)       -------------
                                                                       --------------------------------   SECURITIES
                                                                        SALARY      BONUS      OTHER      UNDERLYING
NAME AND PRINCIPAL POSITION                               FISCAL YEAR     ($)      ($)(2)      ($)(3)       OPTIONS
--------------------------------------------------------  -----------  ---------  ---------  ----------  -------------
Rocco C. Genovese.......................................        1997     196,925    317,500   5,579,314      150,000
President and Chief                                             1996     180,050    150,000      --          336,000
Executive Officer                                               1995     189,614    120,000      --                0

Reed C. Wolthausen......................................        1997     148,800    237,000   3,201,004      100,000
Senior Vice President and                                       1996     141,378    100,000      --          224,000
General Manager--Silicone Products                              1995     133,664     60,000      --                0

Robert F. Pitman........................................        1997     103,808     77,500     584,815        7,500
Vice President and                                              1996      90,750     27,500      --                0
Technical Director--San Jose                                    1995      84,273     22,500      --                0

David E. Worthington....................................        1997      95,166    100,000     393,766       10,000
Vice President--Finance                                         1996      90,794     25,000      --                0
                                                                1995      87,791     20,000      --                0

Robert Engle............................................        1997      94,231     67,500     373,834        7,500
Vice President--Operations--Silicone                            1996      89,342     25,000      --                0
  Products                                                      1995      91,020     17,500      --                0

------------------------

(1) Perquisites and other personal benefits paid in 1997 for the Named Executive Officers aggregated less than the lesser of $50,000 and 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each named executive officer and, accordingly, are omitted from the table.

(2) Annual bonuses are indicated for the year in which they were earned and accrued. Annual bonuses for any year are generally paid in the following fiscal year.

(3) Represents the compensation component of the consideration paid to the executives for their stock options in the Company in connection with the Recapitalization.

    The following table summarizes options granted in 1997 to the Named Executive Officers.

                            OPTIONS GRANTED IN 1997

                                                                             INDIVIDUAL GRANTS(1)
                                                           ---------------------------------------------------------
                                                                        PERCENTAGE OF
                                                             SHARES     TOTAL OPTIONS
                                                           UNDERLYING    GRANTED TO    EXERCISE PRICE    EXPIRATION
NAME                                                         OPTIONS      EMPLOYEES       PER SHARE         DATE
---------------------------------------------------------  -----------  -------------  ---------------  ------------
Rocco C. Genovese........................................     150,000         40.5%       $    6.50       12/19/2007
Reed C. Wolthausen.......................................     100,000         27.0%       $    6.50       12/19/2007
Robert F. Pitman.........................................       7,500          2.0%       $    6.50       12/19/2007
David E. Worthington.....................................      10,000          2.7%       $    6.50       12/19/2007
Robert G. Engle..........................................       7,500          2.0%       $    6.50       12/19/2007

------------------------

 (1) All vested options outstanding immediately prior to the Recapitalization were cancelled and converted into the right to receive approximately $9.33 per share (the "Recapitalization Consideration") less the applicable exercise price.

    The following table summarizes information with respect to the year-end values of all options held by Named Executive Officers.

        AGGREGATE OPTION PURCHASES IN LAST FISCAL YEAR-END OPTION VALUES

                                                                                  NUMBER OF SECURITIES
                                                                                 UNDERLYING UNEXERCISED        VALUE OF
                                                                                   OPTIONS AT FISCAL          UNEXERCISED
                                                                                      YEAR-END (#)           IN-THE-MONEY
                                             SHARES ACQUIRED   VALUE REALIZED         EXERCISABLE/         OPTIONS AT FISCAL
NAME                                           ON EXERCISE            $              UNEXERCISABLE          YEAR-END ($)(1)
------------------------------------------  -----------------  ---------------  ------------------------  -------------------
Rocco C. Genovese.........................              0                 0              0/150,000            $         0
Reed C. Wolthausen........................              0                 0              0/100,000            $         0
Robert F. Pitman..........................              0                 0                0/7,500            $         0
David E. Worthington......................              0                 0               0/10,000            $         0
Robert G. Engle...........................              0                 0                0/7,500            $         0

------------------------

(1) There is no public market for the Company's Common Stock. The Company estimates that the market value for its Common Stock is $6.50 per share.

                           COMPENSATION OF DIRECTORS

    None of the directors who are officers of the Company receives any compensation directly for their service on the Company's Board of Directors. All other directors receive customary directors' fees for their services. In addition, the Company pays Lehman certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions."

                             EMPLOYMENT AGREEMENTS

    In connection with the Recapitalization, the Company entered into employment agreements (each, an "Employment Agreement") with two key executives. Generally, each Employment Agreement provides for the executive's continued employment with the Company in his position prior to the execution of the Employment Agreement for a period of two years from the date of the Employment Agreement, renewable by mutual agreement for successive one-year terms, at an annual salary, bonus and with such other employment-related benefits comparable to those received by such executive immediately before the execution of the Employment Agreement.

    If the executive is terminated for Cause (as defined in the Employment Agreement) or voluntarily terminates his employment prior to the expiration of the then-current term, the executive will be entitled to receive unpaid compensation through the date of his termination or the date that is 30 days after notice of termination is given by the Company, whichever occurs later. If the executive's employment is terminated by the Company for any reason other than for Cause or the executive dies or is unable to perform his duties due to disability for a period of 90 consecutive days, the executive will be entitled to receive all compensation that would be due through the end of the then-current term, to the extent unpaid on the date of termination.

    Each Employment Agreement contains provisions prohibiting the executive, during the period of his employment with the Company and, for two years thereafter, from owning, managing, operating, financing, joining or controlling, directly or indirectly, any business entity that is, at the time of the executive's initial involvement, in competition with the Company in any business then or thereafter conducted by the Company. Each Employment Agreement also contains provisions requiring the executive to maintain the confidentiality of certain information related to the Company during the period of his employment with the Company and, under certain circumstances, for two years thereafter. Each Employment Agreement further provides that any proposals or ideas developed by the executive or that are submitted by the executive to the Company during the term of the Employment Agreement, whether or not exploited or accepted by the Company, are the property of the Company and may not be exploited by the executive except in compliance with the Company's policy on conflicts of interest.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 15, 1998 by (i) each director, (ii) each of the executive officers of the Company, (iii) all executive officers and directors as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                                                    NUMBER     PERCENTAGE OF
                                                                      OF           SHARES
NAME OF INDIVIDUAL OR ENTITY(1)                                    SHARES(2)   OUTSTANDING(3)
----------------------------------------------------------------  -----------  --------------
JFLEI(4)........................................................   3,134,298         65.0%
John F. Lehman(5)...............................................   3,134,298         65.0
George Sawyer(5)................................................   3,134,298         65.0
Donald Glickman(5)..............................................   3,134,298         65.0
Keith Oster(5)..................................................   3,134,298         65.0
Joseph A. Stroud(5).............................................   3,134,298         65.0
Rocco C. Genovese...............................................     241,000          5.0
Reed C. Wolthausen..............................................     193,602          4.0
David E. Worthington............................................      14,500            *
Robert F. Pitman................................................       8,600            *
Craig A. Carnes.................................................       5,300            *
Ronald A. Stieben...............................................       1,100            *
Robert F. Engle.................................................       5,300            *
Hisham Alameddine...............................................       4,300            *
Oliver C. Boileau, Jr.(6).......................................      --               --
Thomas G. Pownall(7)............................................      --               --
Bruce D. Gorchow(8).............................................      --               --
Jackson National(9).............................................     428,444          8.9
MassMutual(9)...................................................     428,444          8.9
Paribas(9)......................................................     107,112          2.2
All directors and executive officers
  as a group (16 persons).......................................   3,608,000         74.9%

------------------------

  * Less than 1%

 (1) The address of JFLEI and Messrs. Lehman, Sawyer, Glickman, Oster and Stroud is 2001 Jefferson Davis Highway, Suite 607, Arlington, Virginia 22202. The address of Jackson National and Mr. Gorchow is 225 West Wacker Drive, Chicago, Illinois 60606. The address of MassMutual is 1295 State Street, Springfield, Massachusetts 01111. The address of Paribas is 787 Seventh Avenue, New York, New York 10019.

 (2) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.

 (3) Based on 3,857,000 shares of the Company's Common Stock outstanding and 964,000 shares of the Company's Common Stock underlying options or warrants held by that person exercisable within 60 days after March 15, 1998. The calculations do not include shares issuable upon exercise of certain options granted to management of the Company that are not exercisable within 60 days after March 15, 1998.

 (4) JFLEI is a Delaware limited partnership managed by Lehman, which is an affiliate of the general partner of JFLEI. Each of Messrs. Lehman, Glickman, Sawyer, Oster and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control Lehman and such general partner. Lehman and such general partner may be deemed to control the voting and disposition of the shares of the Company Common Stock owned by JFLEI. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer, Oster and Stroud may be deemed to be beneficial owners of the shares of the Company's Common Stock owned by JFLEI.

 (5) Includes the shares beneficially owned by JFLEI, of which Messrs. Lehman, Glickman, Sawyer, Oster and Stroud are affiliates.

 (6) Mr. Boileau is a limited partner of JFLEI.

 (7) Mr. Pownall is a limited partner of JFLEI and is on the investment advisory board of Lehman.

 (8) Mr. Gorchow is on the investment advisory board of Lehman.

 (9) All shares are obtainable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

    Pursuant to the terms of the ten-year Management Agreement (the "Management Agreement") entered into between Lehman and the Company, (i) upon consummation of the Recapitalization, the Company paid Lehman fees in the amount of $1.5 million and (ii) the Company agreed to pay Lehman an annual management fee equal to $500,000, as may be adjusted from time to time subject to necessary board approval, that will commence accruing on October 1, 1998 and be payable in arrears on a quarterly basis commencing on January 1, 1999.

SHAREHOLDERS AGREEMENT

    In connection with the Recapitalization, the Company, JFLEI, the Continuing Shareholders and, in their capacity as holders of the Warrants, Jackson National Life Insurance Company ("Jackson National"), Paribas North America, Inc. ("Paribas"), MassMutual Corporate Value Partners Limited, Massachusetts Mutual Life Insurance Company, MassMutual High Yield Partners LLC (collectively, "MassMutual") (collectively, the "Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement"), the principal terms of which are summarized below:

    CERTAIN VOTING RIGHTS OF HOLDERS OF REDEEMABLE PREFERRED STOCK. If at any time after October 15, 2000, any amount of cash dividends payable on the Redeemable Preferred Stock shall have been in arrears and unpaid for four or more successive Dividend Payment Dates, then the number of directors constituting the

Board of Directors shall, without further action, be increased by the Dividend Arrears Number (as defined below) and, in addition to any other rights to elect directors which the holders of Redeemable Preferred Stock may have, the holders of all outstanding shares of Redeemable Preferred Stock, voting separately as a class and to the exclusion of the holders of all other classes and series of stock of the Company, shall be entitled to elect the directors of the Company to fill such newly created directorships.

    If the Company shall fail to redeem shares of Redeemable Preferred Stock in accordance with the mandatory redemption provisions described above, then the number of directors constituting the Board of Directors shall, without further action, be increased by the Control Number (as defined below) and, in addition to any other rights to elect directors which the holders of Redeemable Preferred Stock may have, the holders of all outstanding shares of Redeemable Preferred Stock, voting separately as a class and to the exclusion of the holders of all other classes and series of stock of the Company, shall be entitled to elect the directors of the Company to fill such newly created directorships.

    "Dividend Arrears Number" shall mean such number of additional directors of the Company which, when added to the number of directors otherwise nominated by the holders of Redeemable Preferred Stock, shall result in the number of directors elected by or at the direction of the holders of Redeemable Preferred Stock constituting one-third of the members of the Board of Directors of the Company.

    "Control Number" shall mean such number of additional directors of the Company which, when added to the number of directors otherwise nominated and elected by the holders of Redeemable Preferred Stock, shall result in the number of directors nominated and elected by or at the direction of the holders of Redeemable Preferred Stock constituting a majority of the members of the Board of Directors of the Company.

    Any additional directors elected by the Redeemable Preferred Stock pursuant to the provisions described above shall remain in office until such time as (i) all such dividends in arrears are paid in full or (ii) all shares of Redeemable Preferred Stock shall have been redeemed pursuant to the mandatory redemption provisions described above, as the case may be.

    RESTRICTIONS ON TRANSFER. The shares of the Company's Common Stock held by each of the parties to the Shareholders Agreement, and certain of their transferees, are subject to restrictions on transfer. The shares of Common Stock may be transferred only to certain related transferees, including, (i) in the case of individual Shareholders, family members or their legal representatives or guardians, heirs and legatees and trusts, partnerships and corporations the sole beneficiaries, partners or shareholders, as the case may be, of which are family members, (ii) in the case of partnership Shareholders, the partners of such partnership, (iii) in the case of corporate Shareholders, affiliates of such corporation and (iv) transferees of shares sold in transactions complying with the applicable provisions of the Shareholder or Company Right of First Refusal or the Tag-along or Drag-Along Rights (as each term is defined below.)

    RIGHTS OF FIRST OFFER. If any Shareholder desires to transfer any shares of the Company's Common Stock or Warrants (other than pursuant to certain permitted transfers) and if such Shareholder has not received a bona fide offer from an unrelated third-party that such shareholder wishes to accept (a "Third-Party Offer"), all other Shareholders have a right of first offer (the "Right of First Offer") to purchase the shares or warrants (the "Subject Shares") upon such terms and subject to such conditions as are set forth in a notice (a "First Offer Notice") sent by the selling Shareholder to such other Shareholders. If the Shareholders elect to exercise their Rights of First Offer with respect to less than all of the Subject Shares, the Company has a right to purchase all of the Subject Shares that the Shareholders have not elected to purchase. If the Shareholders receiving the First Offer Notice and the Company will exercise their respective rights of first offer with respect to less than all of the Subject Shares, the selling Shareholder may solicit Third-Party Offers to purchase all (but not less than all) of the Subject Shares upon such terms and subject to such conditions as are, in the aggregate, no less favorable to the selling Shareholder than those set forth in the First Offer Notice.

    SUBSCRIPTION OFFER WITH RESPECT TO PRIMARY ISSUANCES. The Company will not be permitted to issue equity securities, or securities convertible into equity securities to JFLEI or to any of its affiliates unless the Company has offered to issue to each of the other Shareholders, on a pro rata basis, an opportunity to purchase such securities on the same terms, including price, and subject to the same conditions as those applicable to JFLEI and/or its affiliate.

    TAG-ALONG RIGHTS. The Shareholders Agreement provides that, if the Shareholders and the Company fail to exercise their respective rights of first refusal with respect to all of the Subject Shares, the Shareholders have the right to "tag along" (the "Tag-Along Right") upon the sale of the Company's Common Stock by JFLEI pursuant to a Third-Party Offer.

    DRAG-ALONG RIGHTS. The Shareholders Agreement provides that if one or more Shareholders holding a majority of the Company's Common Stock (the "Majority Shareholders") propose to sell all of the Common Stock owned by the Majority Shareholders, the Majority Shareholders have the right (the "Drag-Along Right") to compel the other Shareholders to sell all of the shares of Common Stock held by such other Shareholders upon the same terms and subject to the same conditions as the terms and conditions applicable to the sale by the Majority Shareholders.

    MERGER. The Shareholders Agreement provides that the Company may not enter into any merger, consolidation or similar business combination unless the terms of such merger provide for all Shareholders to receive the same consideration for their shares of Common Stock.

    REGISTERED OFFERINGS. The shares of Common Stock may be transferred in a bona fide public offering for cash pursuant to an effective registration statement (a "Registered Offering") without compliance with the provisions of the Shareholders Agreement related to the Right of First Refusal or the Tag-Along or Drag-Along Rights.

    LEGENDS. The shares of Common Stock subject to the Shareholders Agreement bear a legend related to the Right of First Refusal and the Tag-Along and Drag-Along Rights, which legends will be removed when the shares of Common Stock are, pursuant to the terms of the Shareholders Agreement, no longer subject to the restrictions on transfer imposed by the Shareholders Agreement.

    REGISTRATION RIGHTS. JFLEI and certain other shareholders are entitled to one "demand" and unlimited piggyback registration rights, subject to additional customary rights and limitations.

    The term of the Shareholders Agreement is the earlier of (i) August 20, 2007, (ii) the date on which none of the Shareholders nor any of their permitted transferees are subject to the terms of the Shareholders Agreement, (iii) the date on which none of the shares of Common Stock are subject to the restrictions on transfer imposed by the Shareholders Agreement or (iv) the consummation of a Registered Offering for an aggregate offering price of $25.0 million or more.

INDEMNIFICATION OF OFFICERS AND DIRECTORS

    The Articles of Incorporation of the Company contain provisions eliminating the personal liability of directors for monetary damages for breaches of their duty of care, except in certain prescribed circumstances. The Bylaws of the Company also provide that directors and officers will be indemnified to the fullest extent authorized by California law, as it now stands or may in the future be amended, against all expenses and liabilities reasonably incurred in connection with service for or on behalf of the Company. The Bylaws of the Company provide that the rights of directors and officers to indemnification is not exclusive of any other right now possessed or hereinafter acquired under any statute, agreement or otherwise.

MANAGEMENT PARTICIPATION IN THE RECAPITALIZATION

    The executive officers and directors of the Company received a total of approximately $13.8 million, representing the Recapitalization Consideration. Certain executive officers and directors of the Company also retained shares of the Company's common stock and did not convert such shares into the right to receive the Recapitalization Consideration. Certain of the directors and executive officers of the Company held options to purchase the Company's Common Stock that were terminated upon the effectiveness of the Merger and, as to a portion of which, such persons received cash pursuant to the terms of the Merger Agreement. See "Executive Compensation" and "Security Ownership of Certain Beneficial Owners and Management."

                                    PART IV

ITEM 14. EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)  Consolidated Financial Statements:

    The following consolidated financial statements of the Company are included in response to Item 8 of this report.

                                                                                                    PAGE REFERENCE
                                                                                                      FORM 10-K
                                                                                                    --------------
Report of Ernst & Young LLP, Independent Auditors.................................................           F-2

Consolidated Statements of Operations for the three fiscal years ended January 2, 1998............           F-3

Consolidated Balance Sheets at January 3, 1997 and January 2, 1998................................           F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the three fiscal years ended January
  2, 1998.........................................................................................           F-5

Consolidated Statements of Cash Flows for the three years ended January 2, 1998...................           F-6

Notes to Consolidated Financial Statements........................................................           F-7

(a)(2)  Consolidated Financial Statement Schedules:

Report of Ernst & Young LLP, Independent Auditors.................................................           S-2

Schedule II--Valuation and Qualifying Accounts....................................................           S-3

    Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

(b) Reports on Form 8-K.

    None.

(c) Exhibits

      3.1  Articles of Incorporation of the Company (1)

      3.2  Bylaws of the Company (1)

      3.3  Articles of Incorporation of Burke Flooring Products, Inc. (1)

      3.4  Bylaws of Burke Flooring Products, Inc. (1)

      3.5  Articles of Incorporation of Burke Rubber Company, Inc. (1)

      3.6  Bylaws of Burke Rubber Company, Inc. (1)

      3.7  Articles of Incorporation of Burke Custom Processing, Inc. (1)

      3.8  Bylaws of Burke Custom Processing, Inc. (1)

      4.1  Indenture among the Company, the Subsidiary Guarantors and United States Trust
             Company of New York, dated as of August 20, 1997.

      4.2  Form of Note (included in Exhibit 4.1).

      4.3  Registration Rights Agreement among the Company and the Holders, dated as of August
             20, 1997.

     10.1  Loan and Security Agreement between the Company, the Lenders and NationsBank, N.A., dated as of August 20, 1997.

     10.2  Revolving Notes from the Company to each of the Lenders.

     10.3  Subsidiary Guaranty between the Subsidiaries and NationsBank, N.A., dated as of
             August 20, 1997.

     10.4  Subsidiary Security Agreement between the Subsidiaries and NationsBank, N.A., dated as of August 20, 1997.

     10.5  Stock Pledge Agreement between the Company and NationsBank, N.A., dated as of August
             20, 1997.

     10.6  Investment Agreement among the Company and the preferred shareholders, dated as of
             August 20, 1997.

     10.7  Shareholders' Agreement among the Company, the warrantholders and the shareholders, dated as of August 20, 1997.

     10.8  Shareholders' Registration Rights Agreement among the Company and the shareholders, dated as of August 20, 1997. (1)

     10.9 Warrantholders' Registration Rights Agreement among the Company and the warrantholders dated as of August 20, 1997.

    10.10  Warrant Certificates between the Company and each of the warrantholders.

    10.11  Management Agreement between the Company and J.F. Lehman & Company.

    10.12  Lease Agreement between the Company and Senter Properties, LLC for the premises at
             2049 Senter Road, San Jose, California, dated April 30, 1997.

    10.13  Lease Agreement between the Company and SSMRT Bensenville Industrial Park (3), Inc.
             for the premises at 870 Thomas Drive, Bensenville, Illinois, dated May 1, 1996. (1)

    10.14  Lease Agreement between the Company and Lincoln Property Company for the premises at
             13767 Freeway Drive, Santa Fe Springs, California, dated October 20, 1995. (1)

    10.15  Lease Agreement between the Company and Donald M. Hypes for the premises at 14910
             Carmenita Boulevard, Norwalk, California, dated April 25, 1983. (1)

    10.16  Lease Agreement between S & M Development Co., a general partnership, for the premises at 13615 Excelsior Drive, Santa Fe Springs, California, dated March 29,
             1996. (1)

    10.17  Lease Agreement between the Company and Stephen S. Gray, the duly appointed Chapter 7 trustee of the Estate of Haskon Corporation, for the premises at 336 Weir Street,
             Taunton, Massachusetts, dated June 5, 1995. (1)

    10.18  Sublease Agreement between Burke Rubber Company, Inc. and Westland Technologies, Inc.
             for the premises at 107 South Riverside Drive, Modesto, California, dated February
             20, 1992. (1)

    10.19  Service Agreement between the Company and Westland Technologies, Inc., dated June 27,
             1996.

    10.20  Stock Purchase Agreement between the Company, Mercer Products Company, Inc. and
             Sovereign Specialty Chemicals, Inc., dated March 5, 1998.

     12.1  Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and
             Preferred Stock Dividends.

     21.   Subsidiaries of the Company. (1)

     27.   Financial Data Schedules.

------------------------

(1) Incorporated by reference to registrant's Registration Statement on Form S-4, File No. 333-36675.

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy material covering the Company's last fiscal year has been or will be sent to security holders of the Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
BURKE INDUSTRIES, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors..........................................................  F-2

Consolidated Statements of Operations for the three fiscal years ended January 2, 1998.....................  F-3

Consolidated Balance Sheets at January 3, 1997 and January 2, 1998.........................................  F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the three fiscal years ended January 2,
  1998.....................................................................................................  F-5

Consolidated Statements of Cash Flows for the three fiscal years ended January 2, 1998.....................  F-6

Notes to Consolidated Financial Statements.................................................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Burke Industries, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Burke Industries, Inc. and subsidiaries as of January 2, 1998 and January 3, 1997, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended January 2, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burke Industries, Inc. and subsidiaries at January 2, 1998 and January 3, 1997, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 2, 1998, in conformity with generally accepted accounting principles.

San Jose, California                                           ERNST & YOUNG LLP

February 26, 1998

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FISCAL YEARS ENDED
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
                                                                                           (IN THOUSANDS)
Net sales........................................................................  $  90,228  $  72,466  $  68,411
Costs and expenses:
  Cost of sales..................................................................     62,917     49,689     49,226
  Selling, general and administrative............................................     12,238     11,610     10,212
  Transaction expenses...........................................................      1,321     --         --
  Stock option purchase..........................................................     14,105     --         --
                                                                                   ---------  ---------  ---------
(Loss) income from operations....................................................       (353)    11,167      8,973
Interest expense, net............................................................      5,408      2,668      3,007
                                                                                   ---------  ---------  ---------
(Loss) income before income tax (benefit) provision, discontinued operation, and
  extraordinary loss.............................................................     (5,761)     8,499      5,966
Income tax (benefit) provision...................................................     (1,818)     3,466      3,393
                                                                                   ---------  ---------  ---------
(Loss) income from continuing operations before discontinued
  operation and extraordinary loss...............................................     (3,943)     5,033      2,573
Loss from discontinued operation, net of income tax benefit
  of $205 in 1996, and $443 in 1995..............................................     --           (308)      (664)
Loss on disposal of discontinued operation, net of income
  tax benefit of $356............................................................     --           (624)    --
Extraordinary loss on debt settlement, net of income
  tax benefit of $547............................................................     --         --           (815)
                                                                                   ---------  ---------  ---------
Net (loss) income................................................................  $  (3,943) $   4,101  $   1,094
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                                  FISCAL YEAR
                                                                                              --------------------
                                                                                                1997       1996
                                                                                              ---------  ---------
                                                                                                    (DOLLARS
                                                                                                 IN THOUSANDS)
                                                      ASSETS
Current assets:
  Cash and cash equivalents.................................................................  $  11,563  $  --
  Restricted cash...........................................................................      1,070     --
  Trade accounts receivable, less allowance of $334 in 1997 and $189 in 1996................     11,186      9,155
  Inventories...............................................................................     11,187      8,616
  Prepaid expenses and other current assets.................................................      1,056        630
  Deferred income tax assets................................................................      2,845      1,014
  Refundable income taxes...................................................................      1,639     --
                                                                                              ---------  ---------
      Total current assets..................................................................     40,546     19,415
Property, plant, and equipment:
  Land and improvements.....................................................................      1,884      1,884
  Buildings and improvements................................................................      9,151      9,151
  Equipment.................................................................................     13,007     12,329
  Leasehold improvements....................................................................        606        555
                                                                                              ---------  ---------
                                                                                                 24,648     23,919
  Accumulated depreciation and amortization.................................................     10,536      9,101
                                                                                              ---------  ---------
                                                                                                 14,112     14,818
  Construction-in-process...................................................................        908        183
                                                                                              ---------  ---------
                                                                                                 15,020     15,001
Other assets:
  Prepaid pension cost......................................................................        501        542
  Goodwill, net.............................................................................      1,465      1,529
  Note receivable from an affiliate of the principal shareholders...........................     --          4,066
  Deferred financing costs, net.............................................................      5,210     --
  Other assets..............................................................................         95        120
                                                                                              ---------  ---------
                                                                                                  7,271      6,257
                                                                                              ---------  ---------
      Total assets..........................................................................  $  62,837  $  40,673
                                                                                              ---------  ---------
                                                                                              ---------  ---------
                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Checks outstanding in excess of funds deposited...........................................  $  --      $     828
  Trade accounts payable and accrued expenses...............................................      5,489      5,656
  Accrued compensation and related liabilities..............................................      2,086      1,937
  Accrued interest..........................................................................      4,347        798
  Payable to shareholders...................................................................      5,882     --
  Income taxes payable......................................................................      1,064      2,468
  Current portion of long-term obligations..................................................     --          2,400
                                                                                              ---------  ---------
      Total current liabilities.............................................................     18,868     14,087
Senior notes................................................................................    110,000     --
Long-term obligations, less current portion.................................................     --         16,469
Other noncurrent liabilities................................................................        420        720
Deferred income tax liabilities.............................................................      3,891      3,457
Subordinated debt...........................................................................     --          1,657
Preferred stock, no par value; 50,000 shares authorized; 30,000 Series A Redeemable shares designated; 16,000 Series A shares issued and outstanding; 5,000 Series B Redeemable
  shares designated; 2,000 Series B shares issued and outstanding...........................     16,148     --
Shareholders' equity (deficit):
  Class A common stock, no par value:
    Authorized shares--20,000,000
    Issued and outstanding shares--3,857,000 in 1997 and 9,377,000 in 1996..................     25,464      6,716
  Accumulated deficit.......................................................................   (111,954)    (2,433)
                                                                                              ---------  ---------
      Total shareholders' equity (deficit)..................................................    (86,490)     4,283
                                                                                              ---------  ---------
Total liabilities and shareholders' equity (deficit)........................................  $  62,837  $  40,673
                                                                                              ---------  ---------
                                                                                              ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                       CLASS A                            TOTAL
                                                                     COMMON STOCK                     SHAREHOLDERS'
                                                                ----------------------  ACCUMULATED      EQUITY
                                                                 SHARES      AMOUNT       DEFICIT       (DEFICIT)
                                                                ---------  -----------  ------------  -------------
                                                                                  (IN THOUSANDS)
Balance at fiscal year end 1994...............................     10,019  $     6,649   $   (5,800)   $       849
  Net income..................................................     --          --             1,094          1,094
  Increase in value of shareholder warrants...................     --              587         (587)       --
  Repurchase of stock.........................................       (588)        (453)      --               (453)
  Repurchase of warrants......................................     --           (1,150)      --             (1,150)
                                                                ---------  -----------  ------------  -------------
Balance at fiscal year end 1995...............................      9,431        5,633       (5,293)           340
  Net income..................................................     --          --             4,101          4,101
  Proceeds from sales of shares through employee stock
    plans.....................................................        181           77       --                 77
  Increase in value of shareholder warrants...................     --            1,241       (1,241)       --
  Repurchase of stock.........................................       (235)        (235)      --               (235)
                                                                ---------  -----------  ------------  -------------
Balance at fiscal year end 1996...............................      9,377        6,716       (2,433)         4,283
  Net loss....................................................     --          --            (3,943)        (3,943)
  Proceeds from sales of shares through employee stock
    plans.....................................................         22           10       --                 10
  Increase in value of shareholder warrants...................     --            5,100       (5,100)       --
  Accretion of preferred stock discount.......................     --          --               (89)           (89)
  Preferred stock dividend in kind............................     --          --              (665)          (665)
  Common stock warrant issued on sale of preferred stock......     --          --             2,500          2,500
  Proceeds from sale of common stock, net of issuance costs...      3,134       18,724       --             18,724
  Recapitalization of company.................................     (8,676)      (5,086)    (102,224)      (107,310)
                                                                ---------  -----------  ------------  -------------
Balance at fiscal year end 1997...............................      3,857  $    25,464   $ (111,954)   $   (86,490)
                                                                ---------  -----------  ------------  -------------
                                                                ---------  -----------  ------------  -------------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FISCAL YEARS ENDED
                                                                                    -------------------------------
                                                                                      1997       1996       1995
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss) income.................................................................  $  (3,943) $   4,101  $   1,094
Adjustments to reconcile net (loss) income to net cash provided by (used in)
  operating activities:
  Depreciation and amortization:
    Property, plant, and equipment................................................      1,435      1,378      1,354
    Goodwill......................................................................         64         41        134
    Debt discounts arising from warrants..........................................         93         37        259
    Interest on shareholder note..................................................       (240)    --         --
    Deferred financing costs......................................................        229     --         --
  Loss on disposal of discontinued operation......................................     --            624     --
  Extraordinary loss on debt settlement, noncash portion..........................     --         --          1,362
  Changes in net assets of discontinued operation.................................     --          1,401       (680)
  Changes in operating assets and liabilities:
    Trade accounts receivable.....................................................     (2,031)       701     (4,326)
    Inventories...................................................................     (2,571)    (1,398)    (2,539)
    Prepaid expenses and other current assets.....................................       (436)       (78)       (68)
    Prepaid pension cost..........................................................         41         83         66
    Other assets..................................................................         25         12        (31)
    Trade accounts payable and accrued expenses...................................      3,382      1,940      1,853
    Accrued compensation and related liabilities..................................        149        124        536
    Deferred income taxes.........................................................     (1,397)       241       (462)
    Income taxes payable..........................................................     (3,043)      (103)     1,798
    Other noncurrent liabilities..................................................       (300)        36       (142)
                                                                                    ---------  ---------  ---------
Net cash (used in) provided by operating activities...............................     (8,543)     9,140        208
INVESTING ACTIVITIES
Purchases of property, plant, and equipment.......................................     (1,454)    (1,684)    (3,647)
Proceeds from disposal of discontinued operation..................................     --          1,818     --
Note receivable from affiliate of the principal shareholders......................     --         (4,066)    --
Repayment of note receivable from affiliate of the principal shareholders.........      4,306     --         --
Proceeds from sale of equipment...................................................     --         --            123
                                                                                    ---------  ---------  ---------
Net cash provided by (used in) investing activities...............................      2,852     (3,932)    (3,524)
FINANCING ACTIVITIES
Restricted cash...................................................................     (1,070)    --         --
Checks outstanding in excess of funds deposited...................................       (828)      (888)     1,228
Borrowings of long-term debt......................................................     --         79,516    101,393
Repayments and settlement of long-term debt and capital lease obligations.........    (18,869)   (83,678)   (97,702)
Payable to shareholders...........................................................      5,882     --         --
Repurchase of common stock and warrants...........................................     --           (235)    (1,603)
Proceeds from sales of shares through employee stock plans........................         10         77     --
Deferred financing costs..........................................................     (5,430)    --         --
Repayment of subordinated debt....................................................     (1,750)    --         --
Net recapitalization consideration................................................   (107,310)    --         --
Issuance of senior notes..........................................................    110,000     --         --
Issuance of preferred stock, net of issuance costs................................     17,895     --         --
Issuance of common stock, net of issuance costs...................................     18,724     --         --
                                                                                    ---------  ---------  ---------
Net cash provided by (used in) financing activities...............................     17,254     (5,208)     3,316
                                                                                    ---------  ---------  ---------
Change in cash....................................................................     11,563     --         --
Cash at beginning of year.........................................................     --         --         --
                                                                                    ---------  ---------  ---------
Cash at end of year...............................................................  $  11,563  $  --      $  --
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION

    Burke Industries, Inc. and subsidiaries (the Company) develop, manufacture, and market various elastomer products for use in commercial and military applications.

    The Company operates within one industry segment, which includes the developing, manufacturing, and marketing of various elastomer products for use in commercial and military applications. The Company sells its products through a network of distributors or directly to customers in the construction, defense, and aerospace industries and other commercial markets, primarily in North America. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

    One customer accounted for approximately 13% of net sales in fiscal year 1997 and 11% of net sales in fiscal year 1996. No other customers constituted 10% or more of net sales in any of the three fiscal years ended in 1997.

    Substantially all of the Company's hourly workers in San Jose, California are represented by the International Association of Machinists and Aerospace Workers through a collective bargaining agreement that expires October 2, 2000.

    The Company has renewed its collective bargaining agreement with United Electrical Radio and Machine Workers of America, who represent the Company's hourly workers in Tanton, Massachusetts through June 5, 2000.

    RECAPITALIZATION

    In August 1997, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which the Company was recapitalized (the Recapitalization). Pursuant to the Merger Agreement, all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (Continuing Shareholders), were converted into the right to receive cash based upon a formula. The Continuing Shareholders agreed to retain approximately 15% of the common equity of the Company. In order to finance the transactions contemplated by the Recapitalization, the Company (i) issued $110 million of senior notes in a debt offering (NOTE 4); (ii) received $20 million in cash from an investor group for common stock, and (iii) received $18 million in cash for the issuance of redeemable preferred stock (the Transactions). Pursuant to the terms of a ten-year Management Agreement entered into between the Company and its principal shareholder after completion of the Recapitalization transaction, the Company paid the shareholder a transaction fee of $1.0 million and the Company agreed to pay an annual management fee equal to $500,000 commencing October 1, 1997.

    The Company has four wholly owned subsidiaries, consisting of Burke Flooring Products, Inc., Burke Rubber Company, Inc., Burke Custom Processing, Inc., (the Guarantor Subsidiaries) and Burkeline Construction Company, Inc. (the Non-Guarantor Subsidiary). Each of the Guarantor Subsidiaries' guarantees of the Company's $110 million senior notes, is full, unconditional and joint and several. The Company's subsidiaries have no operations or assets and liabilities and therefore no separate financial statements of the Company's subsidiaries are presented.

    In connection with the above August 1997 transactions, the tax benefit the Company will receive associated with the cost to purchase options issued and outstanding under the Company's stock option plan, in addition to other tax savings associated with the transaction, will be distributed to the Company's

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) continuing and former shareholders when realized by the Company. Accordingly, as part of the recapitalization the Company recognized a liability of $5,882,000 for the total estimated benefit to be realized.

    A lawsuit was filed by a former shareholder against the Company and certain of its current and former officers and directors. The former shareholder is asserting various claims in connection with the Company's repurchase of the former shareholders' shares prior to the Recapitalization. The Company believes that such claims are without merit and intends to vigorously defend such claims. Management believes the resolution of this matter will not have a material adverse effect on the financial position of the Company.

    ACCOUNTING PERIODS

    The Company's fiscal year ends on the Friday closest to December 31. The Company maintains a fifty-two/fifty-three week fiscal year cycle, which resulted in a fifty-two week year in fiscal 1995, a fifty-three week year in fiscal 1996, and a fifty-two week year in fiscal 1997. For convenience, the accompanying financial statements have been referred to as fiscal years ended 1995, 1996, and 1997 for the periods ended December 29, 1995 and January 3, 1997 and January 2, 1998, respectively.

    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Burke Industries, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of demand deposit accounts with five banks. Restricted cash consists of a three month U.S. treasury bill held as security for an outstanding letter of credit.

    REVENUE RECOGNITION

    Revenue from sales of products is generally recognized upon shipment to customers. For contracts relating to certain products, a portion of the revenue is recognized upon completion of a part of the manufacturing process and upon customer acceptance. The remaining revenue is recognized upon completion of the manufacturing process and shipment.

    WARRANTY

    The Company generally warrants its roofing products for two years, for which the related costs are not significant. In addition, the Company sells extended warranties for ten to twenty years. Revenues received for extended warranties are deferred and amortized over the period in which warranty costs are expected

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) to be incurred. Warranty reserves and deferred warranty revenues are included in accrued expenses and other noncurrent liabilities on the accompanying consolidated balance sheets.

    INVENTORIES

    Inventories are stated at the lower of cost (first-in, first-out method) or market.

    PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives (three to forty years) of the assets using the straight-line method. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Amortization of assets under capital leases is included in depreciation expense.

    FINANCIAL INSTRUMENTS

    The carrying value of accounts receivable and payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

    RECLASSIFICATIONS

    Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 statement presentation.

    COMPREHENSIVE INCOME

    In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997.

    SEGMENT INFORMATION

    In June 1997, the FASB released Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS 131). FAS 131 will change the way companies report selected segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. FAS 131 is effective for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of the application of the new rules on the Company's consolidated financial statements.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

2. INVENTORIES

    Inventories consist of the following at the fiscal year ended:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Raw materials............................................................  $   4,626  $   3,260
Work-in-process..........................................................      1,593      1,433
Finished goods...........................................................      4,968      3,923
                                                                           ---------  ---------
                                                                           $  11,187  $   8,616
                                                                           ---------  ---------
                                                                           ---------  ---------

3. GOODWILL AND LONG-LIVED ASSETS

    Goodwill represents the excess of the purchase price of acquired companies over the estimated fair value of the tangible and specifically identified intangible net assets acquired. In accordance with Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" (FAS 121), the carrying value of long-lived assets and related goodwill is reviewed if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value of these assets will not be recoverable, as determined based on the undiscounted net cash flows of the entity acquired over the remaining amortization period, the Company's carrying value is reduced to its estimated fair value (based on an estimate of discounted future net cash flows).

    Goodwill is being amortized on a straight-line basis over forty years. Accumulated amortization totaled $367,000 and $303,000 at fiscal years ended 1997 and 1996, respectively.

4. LONG-TERM DEBT AND LEASE OBLIGATIONS

    In connection with the Recapitalization of the Company (NOTE 1), all outstanding borrowings under the existing bank line of credit agreement, term loans payable to bank, and subordinated notes were repaid and the Company issued $110 million of Senior Notes and entered into a new credit facility with a bank.

    SENIOR NOTES DUE 2007

    The Senior Notes bear interest at a rate of 10% per annum. Interest on the Senior Notes is payable semiannually, commencing February 15, 1998. The Senior Notes mature on August 15, 2007.

    At any time on or before August 15, 2000, the Company may redeem up to 35% in aggregate principal amount of (i) the initial aggregate principal amount of the Senior Notes and (ii) the initial principal amount of any additional notes, on one or more occasions, with the net cash proceeds of one or more public equity offerings at a redemption price of 110% of the principal amount thereof, plus accrued and unpaid interest thereon to the redemption date, provided that at least 65% of the sum of (i) the initial aggregate principal amount of the Senior Notes and (ii) the initial aggregate principal amount of additional notes remain outstanding immediately after redemption. The Senior Notes are redeemable by the Company at stated redemption prices beginning in August 2002.

    The Senior Notes are general unsecured obligations of the Company and senior to all existing and future subordinated indebtedness of the Company. The obligations of the Company under the bank credit

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

4. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED) facility are secured by substantially all of the assets of the Company. Accordingly, such secured indebtedness will effectively rank senior to the Senior Notes to the extent of such assets.

    The Senior Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, incur liens, sell preferred stock of subsidiaries, apply net proceeds from certain asset sales, merge or consolidate with any other person, sell, assign, transfer, lease, convey or otherwise dispose of substantially all of the assets of the Company or enter into certain transactions with affiliates.

    Since the Senior Notes were issued in August 1997, the Company believes the fair value of the Senior Notes at fiscal year ended 1997 approximates the carrying value of such debt at fiscal year ended 1997.

    BANK CREDIT FACILITY

    In connection with recapitalization, the Company entered into a Loan and Security Agreement with a bank to provide the Company with a $15.0 million revolving credit facility expiring August 20, 2002. No amounts are outstanding at fiscal year end 1997.

    Indebtedness of the Company under the agreement is secured by a first priority security interest in substantially all of the Company's assets.

    Indebtedness under the agreement bears interest at a floating rate of interest equal to, at the Company's option, the eurodollar rate for one, two, three or six months, plus 2.50% or the bank's prime rate.

    Advances under the agreement are limited to the lesser of (a) $15.0 million and (b)(i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory minus (iii) the aggregate amount of all undrawn letters of credit issued plus the aggregate amount of any unreimbursed drawings under any outstanding letters of credit. Letters of credit up to a maximum of $1.0 million may be issued under the bank credit facility.

    The credit agreement contains restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, investments, as well as prohibitions on the payment of dividends to, or the repurchase or redemption of stock from, shareholders, and various financial covenants, including covenants requiring the maintenance of fixed charge coverage.

    INTEREST EXPENSE

    Interest expense consists of the following:

                                                                          FISCAL YEAR ENDED
                                                                   -------------------------------
                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
                                                                           (IN THOUSANDS)
Interest incurred................................................  $   5,900  $   2,771  $   3,039
Capitalized......................................................        (29)       (19)       (30)
Interest income..................................................       (463)       (84)        (2)
                                                                   ---------  ---------  ---------
Interest expense, net............................................  $   5,408  $   2,668  $   3,007
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

4. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)
    Included in interest expense is $142,000, $212,000, and $1,108,000 of interest incurred on subordinated shareholder notes in fiscal years 1997, 1996, and 1995, respectively. There was no interest payable to these shareholders at fiscal years ended 1997 and 1996, respectively, and such subordinated notes were repaid in connection with the Recapitalization of the Company.

    DEFERRED FINANCING COSTS

    In connection with the issuance of the Senior Notes and bank credit facility agreement, the Company incurred debt issuance costs of $5,429,000 that are being amortized to interest expense over the term of the related debt. Accumulated amortization at fiscal year end 1997 is $219,000.

    LEASE OBLIGATIONS

    The Company also leases certain manufacturing, warehousing, and administrative space under noncancelable operating leases. At fiscal year ended 1997, future minimum payments under noncancelable operating leases are as follows:

1998................................................................  $   1,040
1999................................................................        937
2000................................................................        847
2001................................................................        387
2002................................................................        295
Beyond 2002.........................................................      1,771
                                                                      ---------
                                                                      $   5,277
                                                                      ---------
                                                                      ---------

    Rental expense approximated $1,404,000, $1,143,000, and $1,006,000 in fiscal years 1997, 1996, and 1995, respectively. Rental expense is before sublease income of $316,000 in 1997 and $206,000 in 1996. Future sublease rental income commitments aggregated $1,301,000 at fiscal year ended 1997.

    PURCHASE OBLIGATIONS

    As of year end 1997, the Company had an agreement with a vendor to purchase inventory for approximately $900,000. The Company set up a letter of credit as collateral for the purchase.

5. REDEEMABLE PREFERRED STOCK

    In connection with the Recapitalization transaction, the Company issued 16,000 shares of redeemable preferred stock designated as Series A 11.5% Cumulative Redeemable Preferred Stock and 2,000 shares of redeemable preferred stock designated as Series B 11.5% Cumulative Redeemable Preferred Stock for cash proceeds of $18 million, less issuance costs of $106,000, less the $2.5 million value assigned to warrants to purchase common shares issued to holders of preferred stock. The excess of redemption value over the carrying value is being accreted by periodic charges to retained earnings (accumulated deficit) through February 2008.

    Dividends will be payable to holders of the redeemable preferred stock, at the annual rate per share of 11.5% times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable at the annual

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

5. REDEEMABLE PREFERRED STOCK (CONTINUED) rate per share of 0.115 shares of redeemable preferred stock through July 15, 2000, and in cash after July 15, 2000.

    Dividends will be payable quarterly on January 15, April 15, July 15, and October 15 of each year, commencing October 15, 1997. Dividends shall be fully cumulative and shall accrue on a quarterly basis.

    If at any time after July 15, 2000, the cash dividends payable on the redeemable preferred stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 13.5% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 11.5% annual rate set forth above. There were no dividends in arrears as of fiscal year ended 1997.

    Holders of shares of redeemable preferred stock shall be entitled to receive the stated liquidation value of $1,000 per share, plus an amount per share equal to any dividends accrued but unpaid, in the event of any liquidation, dissolution or winding up of the Company. After payment of the full amount of the liquidation preference, holders of shares of redeemable preferred stock will not be entitled to any further participation in any distribution of assets of the Company.

    The Company may, at its option, redeem at any time, all or any portion of the shares of the redeemable preferred stock, at a redemption price per share equal to 100% of the liquidation preference on the date of redemption.

    On February 20, 2008, the Company shall redeem any and all outstanding shares of redeemable preferred stock, at a redemption price per share equal to 100% of the liquidation preference.

    Upon the occurrence of a change of control (as defined), the redeemable preferred stock shall be redeemable at the option of the holders, at a redemption price per share equal to 100% of the liquidation preference.

    The holders of shares of redeemable preferred stock shall not be entitled to any voting rights. However, without the consent of the holders of at least two-thirds of the outstanding shares of redeemable preferred stock, the Company may not change the powers or preferences of the redeemable preferred stock, create, authorize or issue any shares of capital stock ranking senior or on a parity with the redeemable preferred stock or create, authorize or issue any shares of capital stock constituting junior securities, unless such junior securities are subordinate in right of payment to the redeemable preferred stock.

    If at any time after October 15, 2000, any amount of cash dividends payable on the Series A Redeemable Preferred Stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then the holders of the Series A Redeemable Preferred Stock, shall have the right to elect the smallest number of directors constituting one-third of the authorized number of directors, and the holders of the common stock shall have the right to elect the remaining directors.

    If the Company fails to redeem shares of Series A Redeemable Preferred Stock in accordance with the mandatory redemption provisions described above, then the holders of the Series A Redeemable Preferred Stock shall have the right to elect the smallest number of directors constituting a majority of the authorized number of directors, and the holders of the common stock shall have the right to elect the remaining directors.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

5. REDEEMABLE PREFERRED STOCK (CONTINUED)
    The right of the holders of Series A Redeemable Preferred Stock to elect directors pursuant to the provisions described above shall continue until such time as all such dividends in arrears are paid in full or all shares of Series A Redeemable Preferred Stock shall have been redeemed pursuant to the mandatory redemption provisions.

6. SHAREHOLDERS' EQUITY

    COMMON STOCK

    At fiscal year ended 1997 a total of 964,000 shares of Class A common stock are reserved for the exercise of warrants and 500,000 shares are reserved under the 1997 Stock Option Plan.

    On October 10, 1995, the Company and a bank owning the warrants entered into a settlement agreement whereby the Company repurchased the outstanding warrants and shares held by the bank and repaid the senior subordinated debt owed to the bank. As a result of these transactions, an unamortized debt discount of $950,000 and settlement fees of $412,000 have been expensed. These amounts are shown as an extraordinary item in the 1995 income statement, net of tax.

    For shareholder warrants issued in connection with debt, the aggregate increase in the difference between the fair value of the Class A common stock and the exercise price of the shareholder warrants ($587,000 in 1995 and $1,241,000 in 1996) has been charged to accumulated deficit. In connection with the Recapitalization transaction, these shareholder warrants were repurchased and the resulting $5,100,000 increase in value was charged to accumulated deficit.

    On October 25, 1996, the Company loaned $4,000,000 to an affiliate of a then principal shareholder and such amount was repaid in connection with the Recapitalization transaction. The Company was charged an annual management fee by an affiliate of the then principal shareholders of $250,000 in fiscal years 1995 and 1996.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

6. SHAREHOLDERS' EQUITY (CONTINUED)

    STOCK OPTIONS

    Prior to the Recapitalization, the Company maintained the 1989 Stock Option Plan and granted nonqualified options not pursuant to a formal plan. In connection with the Recapitalization, all vested option holders received cash payment in cancellation of their options totalling $14.1 million and the Company recorded $14.1 million in compensation expense. All unvested options were canceled in connection with the Recapitalization.

    Under the 1997 Stock Option Plan (the Plan), incentive stock options to purchase up to a total of 500,000 shares of common stock may be granted to officers, directors, executives, and employees at the discretion of the Board of Directors. Incentive stock options must be granted at not less than one hundred percent of the fair market value of the shares of stock on the date of the granting of the option if the optionee is not a ten percent shareholder, or one hundred and ten percent of the fair market value of the shares of stock on the date of the granting of the option if the optionee is a ten percent shareholder. Options vest as determined by the Board of Directors.

    During December 1997, the Company granted incentive stock options to purchase 370,000 shares of common stock at $6.50 per share. These options vest over four years.

    A summary of all stock option activity is as follows:

                                                                                        WEIGHTED
                                                                                         AVERAGE
                                                                           OPTIONS      PRICE PER
                                                                         OUTSTANDING      SHARE
                                                                        -------------  -----------
                                                                          (IN THOUSANDS, EXCEPT
                                                                             PER SHARE PRICE)

Balance at fiscal year ended 1994.....................................        1,378     $   0.425
  Granted.............................................................           25     $   0.425
  Exercised...........................................................       --         $  --
  Canceled............................................................         (144)    $   0.425
                                                                             ------
Balance at fiscal year ended 1995.....................................        1,259     $   0.425
  Granted.............................................................          618     $   1.500
  Exercised...........................................................         (181)    $   0.425
  Canceled............................................................          (96)    $   0.425
                                                                             ------
Balance at fiscal year ended 1996.....................................        1,600     $   0.840
  Granted.............................................................          370     $    6.50
  Exercised...........................................................          (22)    $   0.425
  Canceled............................................................       (1,578)    $   0.846
                                                                             ------
Balance at fiscal year ended 1997.....................................          370     $    6.50
                                                                             ------
                                                                             ------

    The Company accounts for its stock option plan in accordance with the provisions of the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25). In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123), that provides an alternative to APB Opinion No. 25. The Company will continue to account for its employee stock plans in accordance with the

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

6. SHAREHOLDERS' EQUITY (CONTINUED)
provisions of APB Opinion No. 25 with footnote disclosures of the material impact of FAS 123. The number of shares granted in fiscal years ended 1997, 1996, and 1995 is not material, therefore, the effect of applying the FAS 123 minimum value method to the Company's stock option grants would not result in pro forma net income materially different from historical amounts reported. Therefore, such pro forma information and weighted average assumptions specified in FAS 123 are not separately presented herein. Future pro forma net income results may be materially different from actual amounts reported.

    WARRANTS

    Warrants to purchase 964,000 shares of common stock of the Company at the initial exercise price of $4.67 per share were issued to the holders of the preferred stock. The warrants are immediately exercisable until February 20, 2008. The exercise price and number of Warrant Shares are both subject to adjustment in certain events.

7. DISCONTINUED OPERATION

    On June 28, 1996, the Company disposed of certain of the assets related to its custom-molded organic rubber products manufacturing operation for cash and future consideration. The assets were sold to a newly formed corporation that is not related to the Company.

    The 1996 loss from the discontinued operation includes results through June 28, 1996. Net sales of the discontinued operation were $4,279,000 and $8,984,000 in 1996 and 1995, respectively.

8. PENSION AND RETIREMENT PLANS

    The Company maintains a defined benefit pension plan covering substantially all of its hourly employees in San Jose, California. The benefits are based on years of service and the benefit credit rates stated in the provisions of the plan. The Company funds the plan at the minimum amount required to be paid under the provisions of the Employee Retirement and Income Security Act of 1976 (ERISA). Contributions are intended to provide for benefits attributed to service to date as well as for those expected to be earned in the future.

    The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at fiscal year end:

                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefit obligation................................................  $   2,894  $   2,713
  Nonvested benefit obligation.............................................        124        183
                                                                             ---------  ---------
Accumulated benefit obligation.............................................  $   3,018  $   2,896
                                                                             ---------  ---------
                                                                             ---------  ---------

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

8. PENSION AND RETIREMENT PLANS (CONTINUED)

                                                                                   DECEMBER
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
                                                                                (IN THOUSANDS)

Plan assets at fair value, primarily listed stocks and U.S. bonds..........  $   3,066  $   2,920
Projected benefit obligation...............................................      3,018      2,896
                                                                             ---------  ---------
Plan assets in excess of projected benefit obligation......................         48         24
Unrecognized net loss from past experience different from that assumed and
  effects of changes in assumptions........................................        116        352
Prior service cost not yet recognized in net periodic pension cost.........        337        166
                                                                             ---------  ---------
Prepaid pension cost.......................................................  $     501  $     542
                                                                             ---------  ---------
                                                                             ---------  ---------

    Net periodic pension expense for the fiscal years ended 1997, 1996, and 1995 included the following components:

                                                                        1997       1996       1995
                                                                      ---------  ---------  ---------
                                                                              (IN THOUSANDS)

Service cost--benefits earned during the year.......................  $      58  $      65  $      57
Interest cost on projected benefit obligation.......................        220        193        183
Actual return on plan assets........................................       (254)      (233)      (342)
Net amortization and deferral.......................................         44         58        168
                                                                      ---------  ---------  ---------
Net periodic pension cost...........................................  $      68  $      83  $      66
                                                                      ---------  ---------  ---------
                                                                      ---------  ---------  ---------

    The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 8.25% in 1997, 7.75% in 1996, and 7.00% in 1995. The expected long-term rate of return on plan assets was 9.0% for 1997, 8.5% for 1996, and 8.5% for 1995.

    The Company also maintains a defined contribution 401(k) plan covering substantially all of its other regular employees. The employees become eligible for participation after 1,000 hours of service. Participants may elect to contribute up to 20% of their compensation to this plan, subject to Internal Revenue Service (IRS) limits. The Company matches a portion of the employees' contribution. The Company contributed approximately $156,000, $113,000, and $105,000 to this plan in 1997, 1996, and 1995, respectively.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

9. INCOME TAXES

    The income tax provision (benefit) recognized in the consolidated statements of operations consists of the following:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Current:
  Federal.......................................................  $    (383) $   2,171  $   2,527
  State.........................................................        (38)       493        338
                                                                  ---------  ---------  ---------
                                                                       (421)     2,664      2,865
Deferred:
  Federal.......................................................     (1,211)       150       (407)
  State.........................................................       (186)        91        (55)
                                                                  ---------  ---------  ---------
                                                                     (1,397)       241       (462)
                                                                  ---------  ---------  ---------
                                                                  $  (1,818) $   2,905  $   2,403
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

    In 1996 and 1997, the Company settled with the IRS certain issues relating to the Company's income tax returns for 1988 through 1990 and 1992 through 1993, respectively. As of fiscal year ended 1997, the Company had fully provided for the taxes and interest which are payable as a result of the settlements.

    A reconciliation of the income tax (benefit) provision at the U. S. federal statutory rate (34%) to the income tax (benefit) provision at the effective tax rate is as follows:

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Income taxes computed at the U.S. federal statutory rate........  $  (1,958) $   2,382  $   1,189
State taxes (net of federal effect).............................       (148)       385        187
Federal and state audit provision...............................        200     --          1,000
Other individually immaterial items.............................         88        138         27
                                                                  ---------  ---------  ---------
Income tax (benefit) provision..................................  $  (1,818) $   2,905  $   2,403
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at fiscal years ended 1997 and 1996 are as follows:

                                                                             1997       1996
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
Deferred tax liabilities:
  Increase in assets as a result of acquisition in 1988..................  $  (2,964) $  (3,064)
  Depreciation...........................................................       (900)      (380)
  Other..................................................................       (117)      (115)
                                                                           ---------  ---------
  Total deferred tax liabilities.........................................     (3,981)    (3,559)
Deferred tax assets:
  Net operating loss carryforwards.......................................      1,853     --
  Receivable allowances and inventory reserves...........................        433        387
  State taxes............................................................          1        199
  Warranty reserve.......................................................        166        196
  Accrued vacation.......................................................        291        255
  Other..................................................................        191         79
                                                                           ---------  ---------
Total deferred tax assets................................................      2,935      1,116
Valuation allowance......................................................     --         --
                                                                           ---------  ---------
Net deferred tax liability...............................................  $  (1,046) $  (2,443)
                                                                           ---------  ---------
                                                                           ---------  ---------

    As of the end of fiscal 1997, the Company has federal and state net operating loss carryforwards of approximately $5.1 million and $2.3 million, respectively. The net operating loss carryforwards will expire in the years 2002 through 2012, if not utilized.

    Utilization of the net operating losses and credits may be subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

10. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
                                                                          (IN THOUSANDS)
Cash paid for interest..........................................  $   2,059  $   1,950  $   2,683
Cash paid for income taxes......................................  $   3,047  $   2,771  $   1,315
Note payable incurred in connection with asset acquisition......  $  --      $  --      $   1,000

11. SUBSEQUENT EVENT (UNAUDITED)

    On March 5, 1998, the Company entered into a Stock Purchase Agreement with Sovereign Specialty Chemicals, Inc. (Sovereign), pursuant to which the Company will acquire from Sovereign all of the outstanding capital stock of its subsidiary Mercer Products Company, Inc., for a purchase price of $35.75 million to be paid in cash subject to working capital and other adjustments to exclude certain assets not acquired and liabilities not assumed. This transaction is expected to be accounted for under the purchase method of accounting.

    The expected sources of funds for this acquisition include the issuance of $30 million in Senior Notes and the issuance of $3 million in Convertible Preferred Stock, with the remainder of the funds from the Company's existing cash on hand.

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                                                                PAGE
                                                                                                                -----
Report of Ernst & Young, LLP, Independent Auditors.........................................................         S-2

Schedule II--Valuation and Qualifying Accounts.............................................................         S-3

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We have audited the consolidated financial statements of Burke Industries, Inc. as of January 2, 1998 and January 3, 1997, and for each of the three years in the period ended January 2, 1998, and have issued our report thereon dated February 26, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California

February 26, 1998

                                  SCHEDULE II
                        VALUATION & QUALIFYING ACCOUNTS

                             BURKE INDUSTRIES INC.

                                 (IN THOUSANDS)

                                                                                 ADDITIONS
                                                                BALANCE AT      CHARGED TO
                                                               BEGINNING OF      COSTS AND         (A)         BALANCE AT
DESCRIPTION                                                       PERIOD         EXPENSES      DEDUCTIONS     END OF PERIOD
------------------------------------------------------------  ---------------  -------------  -------------  ---------------
Allowance for doubtful accounts
  (deducted from accounts receivable)
  Year ended January 2, 1998................................     $     189       $     240      $      95       $     334
  Year ended January 3, 1997................................           336             225            372             189
  Year ended December 29, 1995..............................            95             367            126             336

------------------------

(a) Includes write-offs and reversals.

                                 EXHIBIT INDEX

      3.1  Articles of Incorporation of the Company (1)

      3.2  Bylaws of the Company (1)

      3.3  Articles of Incorporation of Burke Flooring Products, Inc. (1)

      3.4  Bylaws of Burke Flooring Products, Inc. (1)

      3.5  Articles of Incorporation of Burke Rubber Company, Inc. (1)

      3.6  Bylaws of Burke Rubber Company, Inc. (1)

      3.7  Articles of Incorporation of Burke Custom Processing, Inc. (1)

      3.8  Bylaws of Burke Custom Processing, Inc. (1)

      4.1  Indenture among the Company, the Subsidiary Guarantors and United States Trust
             Company of New York, dated as of August 20, 1997.

      4.2  Form of Note (included in Exhibit 4.1).

      4.3  Registration Rights Agreement among the Company and the Holders, dated as of August
             20, 1997.

     10.1  Loan and Security Agreement between the Company, the Lenders and NationsBank, N.A., dated as of August 20, 1997.

     10.2  Revolving Notes from the Company to each of the Lenders.

     10.3  Subsidiary Guaranty between the Subsidiaries and NationsBank, N.A., dated as of
             August 20, 1997.

     10.4  Subsidiary Security Agreement between the Subsidiaries and NationsBank, N.A., dated as of August 20, 1997.

     10.5  Stock Pledge Agreement between the Company and NationsBank, N.A., dated as of August
             20, 1997.

     10.6  Investment Agreement among the Company and the preferred shareholders, dated as of
             August 20, 1997.

     10.7  Shareholders' Agreement among the Company, the warrantholders and the shareholders, dated as of August 20, 1997.

     10.8  Shareholders' Registration Rights Agreement among the Company and the shareholders, dated as of August 20, 1997. (1)

     10.9 Warrantholders' Registration Rights Agreement among the Company and the warrantholders dated as of August 20, 1997.

    10.10  Warrant Certificates between the Company and each of the warrantholders.

    10.11  Management Agreement between the Company and J.F. Lehman & Company.

    10.12  Lease Agreement between the Company and Senter Properties, LLC for the premises at
             2049 Senter Road, San Jose, California, dated April 30, 1997.

    10.13  Lease Agreement between the Company and SSMRT Bensenville Industrial Park (3), Inc.
             for the premises at 870 Thomas Drive, Bensenville, Illinois, dated May 1, 1996. (1)

    10.14  Lease Agreement between the Company and Lincoln Property Company for the premises at
             13767 Freeway Drive, Santa Fe Springs, California, dated October 20, 1995. (1)

    10.15  Lease Agreement between the Company and Donald M. Hypes for the premises at 14910
             Carmenita Boulevard, Norwalk, California, dated April 25, 1983. (1)

    10.16  Lease Agreement between S & M Development Co., a general partnership, for the premises at 13615 Excelsior Drive, Santa Fe Springs, California, dated March 29,
             1996. (1)

    10.17  Lease Agreement between the Company and Stephen S. Gray, the duly appointed Chapter 7 trustee of the Estate of Haskon Corporation, for the premises at 336 Weir Street,
             Taunton, Massachusetts, dated June 5, 1995. (1)

    10.18  Sublease Agreement between Burke Rubber Company, Inc. and Westland Technologies, Inc.
             for the premises at 107 South Riverside Drive, Modesto, California, dated February
             20, 1992. (1)

    10.19  Servicing Agreement between the Company and Westland Technologies, Inc., dated June
             27, 1996.

    10.20  Stock Purchase Agreement between the Company, Mercer Products Company, Inc. and
             Sovereign Specialty Chemicals, Inc., dated March 5, 1998.

     12.1  Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and
             Preferred Stock Dividends.

     21.   Subsidiaries of the Company. (1)

     27.   Financial Data Schedules.

------------------------

(1) Incorporated by reference to registrant's Registration Statement on Form S-4, File No. 333-36675.