Form 10-Q
period 1998-04-03
BURKE INDUSTRIES INC /CA/
filed 1998-05-15
CIK 1046777

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549


                                     FORM 10-Q


(MARK ONE)
/X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                    For the quarterly period ended April 3, 1998

                                         OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           ------------    ------------

                         COMMISSION FILE NUMBER 1-333-36675


                               BURKE INDUSTRIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    CALIFORNIA                        94-3081144
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)           Identification No.)

             2250 SOUTH TENTH STREET
               SAN JOSE, CALIFORNIA                       95112
     (Address of Principal Executive Offices)           (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 297-3500


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes  X   No    .
                                                                ---     ---

     As of May 14, 1998, the number of shares outstanding of the Registrant's Common Stock was 3,857,000.

                                BURKE INDUSTRIES, INC.

                            QUARTERLY REPORT ON FORM 10-Q

                                        INDEX


 PART I        FINANCIAL INFORMATION                                PAGE NUMBER
 ------        ---------------------                                -----------
      Item 1   Financial Statements

                  Condensed Consolidated Statements of Operations
                   for the three months ended April 3, 1998 and
                   April 4, 1997 (unaudited)                             3

                  Condensed Consolidated Balance Sheets as of
                   April 3, 1998 (unaudited) and January 2, 1998         4

                  Condensed Consolidated Statements of Cash Flows
                   for the three months ended April 3, 1998 and
                   April 4, 1997 (unaudited)                             5

                  Notes to Condensed Consolidated Financial
                   Statements (unaudited)                               6-7

      Item 2   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8-10

 PART II       OTHER INFORMATION
 -------       -----------------
      Item 1      Legal Proceedings                                     11
      Item 2      Changes in Securities                                 11
      Item 4      Submission of Matters to a Vote of Security
                  Holders                                               11
      Item 6      Exhibits and Reports on Form 8-K                      11

 Signature                                                              12

PART I         FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                       BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (DOLLARS IN THOUSANDS)

                                                               For the Three Month Period Ended
                                                               --------------------------------
                                                                 April 3, 1998   April 4, 1997
                                                               --------------------------------
                                                                           (Unaudited)
Net sales. . . . . . . . . . . . . . . . . . . . . . . . . .     $   22,943          $   23,124
Costs and expenses:
     Cost of sales . . . . . . . . . . . . . . . . . . . . .         16,180              16,419
     Selling, general and administrative . . . . . . . . . .          3,256               3,182
                                                                 ----------          ----------

Income from operations . . . . . . . . . . . . . . . . . . .          3,507               3,523
Interest expense, net. . . . . . . . . . . . . . . . . . . .          2,787                 498
                                                                 ----------          ----------
Income before income tax provision . . . . . . . . . . . . .            720               3,025
Income tax provision . . . . . . . . . . . . . . . . . . . .            288               1,209
                                                                 ----------          ----------

Net income . . . . . . . . . . . . . . . . . . . . . . . . .     $      432           $   1,816
                                                                 ----------          ----------
                                                                 ----------          ----------

    The accompanying Notes to Condensed Consolidated Financial Statements
                are an integral part of these statements.

                       BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                                                                       January 2, 1998
                                                                                        (Derived from
                                                                    April 3, 1998     audited financial
                                                                     (Unaudited)          statements)
                                                                    -------------     -----------------
                              ASSETS
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . .       $   3,884           $  11,563
   Restricted cash . . . . . . . . . . . . . . . . . . . . . . .              --               1,070
   Trade accounts receivable, less allowance of
       $476 as of 4/3/98 and $334 as of 1/2/98 . . . . . . . . .          12,561              11,186
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . .          12,747              11,187
   Other current assets. . . . . . . . . . . . . . . . . . . . .           4,406               5,540
                                                                       ---------           ---------
       Total current assets. . . . . . . . . . . . . . . . . . .          33,598              40,546
                                                                       ---------           ---------
Property, plant and equipment. . . . . . . . . . . . . . . . . .          25,975              25,556
Accumulated depreciation and amortization. . . . . . . . . . . .          10,893              10,536
                                                                       ---------           ---------
Net property, plant and equipment. . . . . . . . . . . . . . . .          15,082              15,020
                                                                       ---------           ---------
Goodwill, net. . . . . . . . . . . . . . . . . . . . . . . . . .           1,456               1,465
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .           5,779               5,806
                                                                       ---------           ---------
       Total assets. . . . . . . . . . . . . . . . . . . . . . .       $  55,915           $  62,837
                                                                       ---------           ---------
                                                                       ---------           ---------


               LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Trade accounts payable and accrued expenses. . . . . . . . . . .       $   5,054           $   5,489
Other current liabilities. . . . . . . . . . . . . . . . . . . .           6,460              13,379
                                                                       ---------           ---------
Total current liabilities. . . . . . . . . . . . . . . . . . . .          11,514              18,868

Senior notes . . . . . . . . . . . . . . . . . . . . . . . . . .         110,000             110,000
Other noncurrent liabilities . . . . . . . . . . . . . . . . . .           4,311               4,311
Preferred stock, no par value; 50,000 shares authorized;
   30,000 Redeemable Series A shares designated;
   16,000 Redeemable Series A shares issued and outstanding;
   5,000 Redeemable Series B shares designated;
   2,000 Redeemable Series B shares issued and outstanding . . .          16,652              16,148
Shareholders' equity (deficit):
   Class A common stock, no par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 3,857,000 . . . . . . . .          25,464              25,464
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . .        (112,026)           (111,954)
                                                                       ---------           ---------
   Total shareholders' equity (deficit). . . . . . . . . . . . .         (86,562)            (86,490)
                                                                       ---------           ---------
       Total liabilities and shareholders' equity (deficit). . .      $   55,915             $62,837
                                                                       ---------           ---------
                                                                       ---------           ---------


     The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these statements.

                       BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (DOLLARS IN THOUSANDS)


                                                                               For the Three Month Period Ended
                                                                               --------------------------------
                                                                               April 3, 1998       April 4, 1997
                                                                               ---------------------------------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
Net Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $     432             $ 1,816
Adjustments to reconcile net income to net cash (used in)
  provided by operating activities:

  Depreciation and amortization:
    Property, plant and equipment. . . . . . . . . . . . . . . . . . . . .             357                 340
    Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               9                   9
  Other adjustments to reconcile net income to net cash (used in)
    provided by operating activities . . . . . . . . . . . . . . . . . . .          (5,073)             (3,093)
                                                                                 ---------             -------
Net cash (used in) provided by operating activities. . . . . . . . . . . .          (4,275)               (928)


INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .
Purchases of property, plant and equipment . . . . . . . . . . . . . . . .            (419)               (419)

FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           1,070                  --
Borrowings of long-term debt . . . . . . . . . . . . . . . . . . . . . . .              --               2,029
Repayments and settlement of long-term debt and capital lease obligations.              --                (587)
Payable to shareholders. . . . . . . . . . . . . . . . . . . . . . . . . .          (3,934)                 --
Deferred financing costs . . . . . . . . . . . . . . . . . . . . . . . . .            (121)                 --
Other financing activities . . . . . . . . . . . . . . . . . . . . . . . .              --                 (95)
                                                                                 ---------             -------
Net cash provided by (used in) financing activities. . . . . . . . . . . .          (2,985)              1,347
                                                                                 ---------             -------


Change in cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,679)                 --
Cash at beginning of period. . . . . . . . . . . . . . . . . . . . . . . .          11,563                  --
                                                                                 ---------             -------
Cash at end of period. . . . . . . . . . . . . . . . . . . . . . . . . . .       $   3,884             $    --
                                                                                 ---------             -------
                                                                                 ---------             -------

    The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these statements.

                       BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 2, 1998 was derived from audited financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1998.

     The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended April 3, 1998 are not necessarily indicative of the results to be expected for the full year.

     The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The Company also follows a thirteen week quarterly cycle. The three-month periods ended on April 4, 1997 and April 3, 1998.

     As of January 1, 1998, the Company adopted Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" (FAS 130) which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130 had no impact on the Company's net income or shareholders' equity.

2.   INVENTORIES

     Inventories consist of the following:


                                               April 3, 1998   January 2, 1998
                                               -------------------------------
                                                         (In thousands)
          Raw materials. . . . . . . . . . .   $       5,458       $    4,626
          Work-in-process. . . . . . . . . .           2,150            1,593
          Finished goods . . . . . . . . . .           5,139            4,968
                                               -------------       ----------
                                               $      12,747       $   11,187
                                               -------------       ----------
                                               -------------       ----------

3.   SUBSEQUENT EVENTS

     On April 21, 1998, the Company acquired all of the issued and outstanding capital stock of Mercer Products Company, Inc. ("Mercer"), from Sovereign Specialty Chemicals, Inc., for an aggregate purchase price of $35,750,000, subject to working capital adjustments.

     Financing for this acquisition and related expenses was provided, in large part, from the sale of $30 million principal amount of Floating Interest Rate Senior Notes Due 2007 ("Senior Notes"). The

                      BURKE INDUSTRIES, INC. AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                    (UNAUDITED)


balance of the financing was provided with $3.0 million from the sale of 3,000 shares of the Company's 6% Series C Cumulative Convertible Preferred Stock and cash on hand.

     The Senior Notes mature on August 15, 2007, with interest on the notes payable semi-annually on February 15 and August 15, commencing August 15, 1998. The Senior Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points, with the interest rate reset semiannually. The Senior Notes are unconditionally guaranteed on a joint and several basis by each of the Company's subsidiaries, including Mercer. Upon a change of control of the Company, the Company will be required to make an offer to repurchase all outstanding Senior Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon at the date of repurchase.

     The Company also amended its existing bank credit facility to increase the revolving credit facility from $15 million to $25 million and revise certain of its restrictive covenants.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTH PERIOD ENDED APRIL 3, 1998 VERSUS THE THREE MONTH PERIOD ENDED APRIL 4, 1997

     The Company operates within two industry segments, organic rubber/vinyl products and silicone rubber products, and is organized into three product groups: (i) aerospace products, which produces precision silicone seals and other products used on commercial and military aircraft; (ii) flooring products, which produces and distributes rubber and vinyl cove base and other floor covering accessory products; and (iii) commercial products, which produces various intermediate and finished silicone and organic rubber products.

     The following table sets forth certain income statement information for the Company for the three month period ended April 3, 1998 compared to the same period in 1997:

                                                                       FISCAL FIRST QUARTER
                                                     ------------------------------------------------------
                                                                 PERCENTAGE OF                PERCENTAGE OF
                                                       1998        NET SALES        1997        NET SALES
                                                     ------------------------------------------------------
Net sales
   Aerospace products. . . . . . . . . . . .         $ 9,551          41.6%        $ 7,911          34.2%
   Flooring products . . . . . . . . . . . .           5,842          25.5%          5,893          25.5%
   Commercial products . . . . . . . . . . .           7,550          32.9%          9,320          40.3%
                                                     -------          ----         -------          ----
Net sales. . . . . . . . . . . . . . . . . .          22,943         100.0%         23,124         100.0%
Cost of sales. . . . . . . . . . . . . . . .          16,180          70.5%         16,419          71.0%
                                                     -------          ----         -------          ----
Gross profit . . . . . . . . . . . . . . . .           6,763          29.5%          6,705          29.0%

Selling, general and
   administrative expenses . . . . . . . . .           3,256          14.2%          3,182          13.8%
                                                     -------          ----         -------          ----
Income from operations . . . . . . . . . . .           3,507          15.3%          3,523          15.2%
Interest expense . . . . . . . . . . . . . .           2,787          12.1%            498           2.1%
                                                     -------          ----         -------          ----
Income before income tax provision . . . . .             720           3.2%          3,025          13.1%
Income tax provision . . . . . . . . . . . .             288           1.3%          1,209           5.2%
                                                     -------          ----         -------          ----
Net income . . . . . . . . . . . . . . . . .         $   432           1.9%        $ 1,816           7.9%
                                                     -------          ----         -------          ----

                                    Page 8

     NET SALES. Total net sales decreased 0.8%, from $23.1 million for the three month period ended April 4, 1997 to $22.9 million for the same period in 1998. Aerospace products sales grew 20.7%, from $7.9 million for the three month period ended April 4, 1997 to $9.6 million for the same period in 1998, due to increased commercial aircraft build rates. Flooring products sales decreased 0.9%, from $5.9 million for the three month period ended April 4, 1997 to $5.8 million for the same period in 1998, due to the impact of weather-related delays in general construction activity in the western part of the United States. Commercial products sales decreased 19.0%, from $9.3 million for the three month period ended April 4, 1997 to $7.5 million for the same period in 1998, primarily because the first quarter of 1997 included a liner project order that favorably affected results for that period.

     COST OF SALES. Cost of sales decreased 1.5%, from $16.4 million for the three month period ended April 4, 1997 to $16.2 million in for the same period in 1998. As a percentage of net sales, gross profit increased from 29.0% for the three month period ended April 4, 1997 to 29.5% for the same period in 1998. The increase in profit percentage was primarily due to the fact that membrane products, which have a lower gross profit margin that the Company's other product lines, constituted a smaller portion of total net sales for the three month period ended April 3, 1998 compared to the same period in 1997.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expenses increased 2.3%, from $3.2 million for the three month period ended April 4, 1997 to $3.3 million for the same period in 1998. The increase was due to general cost increases.

     INCOME FROM OPERATIONS. As a result of the above factors, income from operations was unchanged, at $3.5 million for the three month periods ended April 3, 1998 and April 4, 1997. As a percentage of net sales, income from operations increased from 15.2% for the three month period ended April 4, 1997 to 15.3% for the same period in 1998.

     INTEREST EXPENSE. Interest expense increased from $0.5 million for the three month period ended April 4, 1997 to $2.8 million for the same period in 1998. The increase was due to the issuance of an aggregate principle amount of $110.0 million Senior Notes due 2007 on August 20, 1997.

     NET INCOME. As a result of the above factors, net income decreased from $1.8 million for the three month periods ended April 4, 1997 to $0.4 million for the same period in 1998.

INCOME TAX PROVISION

     For the three month period ended April 3, 1998, the Company recorded an income tax provision of 40.0%, which represents the effective tax rate projected for the full fiscal year 1998. This effective tax rate differs from the federal statutory rate primarily due to state income taxes (net of federal benefit) and is consistent with the effective tax rate for the three month period ended April 4, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. The Company's principal uses of cash are to finance working capital and capital expenditures related to asset acquisitions and internal growth.

     CAPITAL REQUIREMENTS. On a consolidated basis, the Company expects to spend approximately $2.0 million during fiscal 1998 on capital expenditures not directly related to acquisitions. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company actively seeks acquisition opportunities, and the Company intends to seek additional capital as necessary to fund potential acquisitions through one or more funding sources that may include borrowings under the existing or new credit facilities.

     SOURCES OF CAPITAL. On April 21, 1998, the Company acquired all of the issued and outstanding capital stock of Mercer Products Company, Inc. ("Mercer"), from Sovereign Specialty Chemicals, Inc., for an aggregate purchase price of $35,750,000, subject to working capital adjustments.

     Financing for this acquisition and related expenses was provided, in large part, from the sale of (the "Offering") $30 million principal amount of Floating Interest Rate Senior Notes Due 2007 ("Senior Notes"). The balance of the financing was provided with $3.0 million from the sale of 3,000 shares of the Company's 6% Series C Cumulative Convertible Preferred Stock and cash on hand.

     The Senior Notes mature on August 15, 2007, with interest on the notes payable semi-annually on February 15 and August 15, commencing August 15, 1998. The Senior Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points, with the interest rate reset semiannually. The Senior Notes are unconditionally guaranteed on a joint and several basis by each of the Company's subsidiaries, including Mercer. Upon a change of control of the Company, the Company will be required to make an offer to repurchase all outstanding Senior Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon at the date of repurchase.

     Contemporaneously with the acquisition of Mercer, the Company amended its existing Loan and Security Agreement, as amended from time to time, with NationsBank, N.A., as administrative agent, and other lending institutions party thereto (the "Credit Agreement") to, among other things, (i) increase the Company's borrowing capacity from $15.0 million to $25.0 million (as amended, the "Credit Facility") (ii) add Mercer as a Borrowing Subsidiary (as defined in the Credit Agreement), (iii) increase certain of the baskets contained in the restrictive covenants to reflect the increased size of the Company after the closing of the acquisition of Mercer (the "Mercer Acquisition") and (iv) waive any default or event of default that may otherwise have resulted from the consummation of the Offering and the Mercer Acquisition.

     The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's option, Eurodollar Rates plus a margin of 2.5% or upon the Prime Rate. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain financial ratios and tests and provides that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default.

     The Company anticipates that its principal use of cash on a going forward basis will be working capital requirements, debt service requirements and capital expenditures as well as expenditures relating to new acquisitions and integrating such acquired businesses. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments.

PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

               A lawsuit has been filed by a former shareholder against the Company and certain of its current and former officers and directors. The former shareholder is asserting various claims in connection with the Company's repurchase of such shareholder's shares prior to the time the Company entered into an Agreement and Plan of Merger pursuant to which the Company was recapitalized and all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders, were converted into the right to receive cash based upon a formula. The Company believes that such claims are without merit and intends to vigorously defend such action.

ITEM 2.   CHANGES IN SECURITIES.

               In connection with the Offering in April 1998, pursuant to a consent solicitation (the "Consent Solicitation"), the Company obtained the consents (the "Consent") of holders of its outstanding 10% Senior Notes due 2007 (the "Existing Notes") to certain proposed amendments (the "Amendments") to the indenture pursuant to which the Existing Notes were issued between the Company and the United States Trust Company of New York (the "Existing Indenture") which, among other things, (i) permitted the issuance of the Senior Notes and permitted the incurrence of indebtedness represented by the Senior Notes, (ii) increased certain of the permitted indebtedness and permitted investment baskets contained in the indebtedness and restricted payment covenants in the Existing Indenture, (iii) modified the lien covenant to enhance the Company's ability to use existing assets as collateral for new financings and (iv) made certain other amendments of a non-substantive nature to the Existing Indenture. Pursuant to the Consent Solicitation, the Company made certain payments to holders thereof who properly furnished their Consents to the Amendments on a timely basis.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               As described in Item 2 above, in connection with the Offering, pursuant to the Consent Solicitation, the Company solicited the Consent of holders of its Existing Notes to the Amendments to the Existing Indenture. See Part II, Item 2.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. No exhibits are required to be filed with this Quarterly Report on Form 10-Q for the quarter ended April 3, 1998.

          (b) REPORT ON FORM 8-K. The Registrant did not file any Current Reports on Form 8-K during the quarter ended April 3, 1998. The Registrant did, however, file a Current Report on Form 8-K on May 5, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BURKE INDUSTRIES, INC.


Dated:  May 15, 1998                    By:  /s/ DAVID E. WORTHINGTON
                                           -----------------------------
                                           David E. Worthington
                                           Vice President-Finance