Form 10-Q
period 1998-07-03
BURKE INDUSTRIES INC /CA/
filed 1998-08-17
CIK 1046777

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              ---------------

                                 FORM 10-Q


(Mark One)
/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                For the quarterly period ended July 3, 1998

                                    OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                       -------------   -------------

                         Commission file number 1-333-36675

                              ---------------

                           BURKE INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)


              California                                  94-3081144
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                    Identification No.)

        2250 South Tenth Street
         San Jose, California                                95112
    (Address of Principal Executive                       (Zip Code)
               Offices)


         Registrant's telephone number, including area code: (408) 297-3500

                              ---------------

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X    No    .
   -----    ----

        As of August 14, 1998, the number of shares outstanding of the Registrant's Common Stock was 3,857,000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                            BURKE INDUSTRIES, INC.


                        QUARTERLY REPORT ON FORM 10-Q


                                    INDEX


PART I       FINANCIAL INFORMATION                                  PAGE NUMBER
------       ---------------------                                  -----------
     Item 1  Condensed Consolidated Financial Statements

                 Condensed Consolidated Statements of Income for
                  the three and six months ended July 3, 1998
                  and July 4, 1997 (unaudited)                             3

                 Condensed Consolidated Balance Sheets as of
                  July 3, 1998 (unaudited) and January 2, 1998             4

                 Condensed Consolidated Statements of Cash Flows
                  for the six months ended July 3, 1998 and
                  July 4, 1997 (unaudited)                                 5

                 Notes to Condensed Consolidated Financial
                  Statements (unaudited)                                  6-8

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-12



PART II       OTHER INFORMATION
-------       -----------------
     Item 1     Legal Proceedings                                         13
     Item 2     Changes in Securities                                     13
     Item 4     Submission of Matters to a Vote of Security               13
                  Holders
     Item 5     Other Information                                         14
     Item 6     Exhibits and Reports on Form 8-K                          14

Signature                                                                 15

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS


                   BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                        For the Three Month Period                 For the Six Month Period
                                                                   Ended                                     Ended
                                                   -----------------------------------------------------------------------------
                                                    July 3, 1998         July 4, 1997        July 3, 1998         July 4, 1997
                                                   -----------------------------------------------------------------------------
 Net sales ....................................    $       27,245       $       22,887      $        50,188      $        46,011
 Costs and expenses:
     Cost of sales ............................            29,668               16,048               35,848               32,467
     Selling, general and administrative ......             3,501                2,925                6,748                6,098
     Amortization of goodwill..................               394                    9                  403                   18
                                                   --------------       --------------    -----------------      ---------------
 Income from operations .......................             3,682                3,905                7,189                7,428
 Interest expense, net ........................             3,520                  515                6,307                1,013
                                                   --------------       --------------    -----------------      ---------------
 Income before income tax provision ...........               162                3,390                  882                6,415
 Income tax provision .........................                65                1,356                  352                2,565
                                                   --------------       --------------    -----------------      ---------------
 Net income ...................................    $           97       $        2,034    $             530      $         3,850
                                                   --------------       --------------    -----------------      ---------------
                                                   --------------       --------------    -----------------      ---------------


     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                           (DOLLARS IN THOUSANDS)

                                                                                                                 January 2, 1998
                                                                                                                 (Derived from
                                                                                             July 3, 1998       audited financial
                                                                                              (Unaudited)           statements)
                                                                                             ------------       -----------------
                                                               ASSETS
 Current assets:
   Cash and cash equivalents ........................................................          $   2,430             $  11,563
   Restricted cash ..................................................................                 --                 1,070
   Trade accounts receivable, less allowance of
     $846 as of 7/3/98 and $334 as of 1/2/98 ........................................             15,684                11,186
   Inventories ......................................................................             14,790                11,187
   Other current assets .............................................................              4,292                 5,540
                                                                                             ------------       ---------------
     Total current assets ...........................................................             37,196                40,546
                                                                                             ------------       ---------------
 Property, plant and equipment ......................................................             31,096                25,556
 Accumulated depreciation and amortization ..........................................             11,331                10,536
                                                                                             ------------       ---------------
 Net property, plant and equipment ..................................................             19,765                15,020
 Goodwill, net ......................................................................             30,743                 1,465
 Deferred financing costs, net ......................................................              6,953                 5,210
 Other assets .......................................................................                616                   596
                                                                                             ------------       ---------------
     Total assets ...................................................................          $  95,273             $  62,837
                                                                                             ------------       ---------------
                                                                                             ------------       ---------------


                                           LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
 Trade accounts payable and accrued expenses ........................................          $   7,500             $   5,489
 Payable to Shareholders ............................................................              1,948                 5,882
 Other current liabilities ..........................................................              8,317                 7,497
                                                                                             ------------       ---------------
 Total current liabilities ..........................................................             17,765                18,868

 Senior notes .......................................................................            140,000               110,000
 Other noncurrent liabilities .......................................................              4,320                 4,311
 Preferred stock, no par value; 50,000 shares authorized;
   30,000 Redeemable Series A shares designated;
   16,000 Redeemable Series A shares issued and outstanding;
   5,000 Redeemable Series B shares designated;
   2,000 Redeemable Series B shares issued and outstanding; (aggregate
     liquidation and redemption preference of $18,000) ..............................             17,154                16,148
 Shareholders' equity (deficit):
   Convertible Preferred Stock, no par value: 3,000 Series C shares
     designated, issued and outstanding (liquidation preference $3,000)..............              3,000                    --
   Class A common stock, no par value: ..............................................
     Authorized shares - 20,000,000 .................................................
     Issued and outstanding shares - 3,857,000 ......................................             25,464                25,464
   Accumulated deficit ..............................................................           (112,430)             (111,954)
                                                                                             ------------       ---------------
   Total shareholders' equity (deficit) .............................................            (83,966)              (86,490)
                                                                                             ------------       ---------------
     Total liabilities and shareholders' equity (deficit) ...........................          $  95,273             $  62,837
                                                                                             ------------       ---------------
                                                                                             ------------       ---------------


     The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   BURKE INDUSTRIES, INC. AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (DOLLARS IN THOUSANDS)



                                                                                                  For the Six Month Period Ended
                                                                                               ----------------------------------
                                                                                                 July 3, 1998       July 4, 1997
                                                                                                 -------------------------------
                                                                                                           (Unaudited)
 OPERATING ACTIVITIES
 Net Income .........................................................................            $       530        $      3,850
 Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization:
    Property, plant and equipment ...................................................                    809                 680
    Goodwill ........................................................................                    403                  18
   Other adjustments to reconcile net income to net cash (used in)
    provided by operating activities: ...............................................                    164              (4,696)
                                                                                                 -----------        -------------
 Net cash (used in) provided by operating activities ................................                  1,906                (148)


 INVESTING ACTIVITIES
 Acquisition of Mercer Products Company, Inc. less cash of $34 ......................                (38,440)                 --
 Purchases of property, plant and equipment .........................................                   (651)               (565)
 Note receivable from an affiliate of the principal shareholders ....................                     --                (189)
                                                                                                 -----------        -------------
 Net cash used in investing activities ..............................................                (39,091)               (754)

 FINANCING ACTIVITIES
 Restricted cash ....................................................................                  1,070                  --
 Borrowings of long-term debt .......................................................                     --               3,963
 Repayments and settlement of long-term debt and capital lease obligations ..........                     --              (3,063)
 Payable to shareholders ............................................................                 (3,934)                 --
 Deferred financing costs ...........................................................                 (2,084)                 --
 Issuance of Floating Interest Rate Senior Notes ....................................                 30,000                  --
 Issuance of Series C Convertible Preferred Stock ...................................                  3,000                  --
 Other financing activities .........................................................                     --                   2
                                                                                                 -----------        -------------
 Net cash provided by financing activities ..........................................                 28,052                 902
                                                                                                 -----------        -------------


 Decrease in cash ...................................................................                 (9,133)                 --
 Cash at beginning of period ........................................................                 11,563                  --
                                                                                                 -----------        -------------
 Cash at end of period ..............................................................            $     2,430        $         --
                                                                                                 -----------        -------------
                                                                                                 -----------        -------------

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

        The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended July 3, 1998 are not necessarily indicative of the results to be expected for the full year.

        The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The Company also follows a thirteen week quarterly cycle. The six-month periods ended on July 4, 1997 and July 3, 1998.

        As of January 1, 1998, the Company adopted Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" (FAS 130) which establishes new rules for the reporting and display of comprehensive income and its components. The adoption of FAS 130 had no impact on the Company's net income or shareholders' equity.

2.      INVENTORIES

        Inventories consist of the following:

                                                   July 3, 1998     January 2, 1998
                                                   --------------------------------
                                                          (In thousands)
           Raw materials                           $      5,743     $     4,626
           Work-in-process                                2,067           1,593
           Finished goods                                 6,980           4,968
                                                   ------------     -----------
                                                   $     14,790     $    11,187
                                                   ------------     -----------
                                                   ------------     -----------

3.      ACQUISITION OF MERCER PRODUCTS COMPANY, INC.

        On April 21, 1998, the Company acquired all of the issued and outstanding capital stock of Mercer Products Company, Inc. ("Mercer"), from Sovereign Specialty Chemicals, Inc., for an aggregate purchase price of $38,474,000 (including acquisition costs of $2,280,000). The acquisition was accounted for under the purchase method of accounting.

                   BURKE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


        The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                    (in thousands)
   Current assets: ...............................................      $   5,269
   Plant and equipment ...........................................          4,903
   Excess of purchase price over net assets acquired .............         29,681
   Accounts payable and accrued expenses .........................         (1,379)
                                                                        ---------
     Total purchase price ........................................      $  38,474
                                                                        ---------
                                                                        ---------

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

        The Series C Convertible Preferred Stock ranks junior to the Redeemable Preferred Stock and dividends accrue at an annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. Dividends are cumulative and are payable semi-annually in arrears on April 15 and October 15. The holders of Series C Convertible Preferred Stock are entitled to receive a stated liquidation value of $1,000 per share plus accrued but unpaid dividends in the event of any liquidation, dissolution or winding up of the Company. After payment of the liquidation preference, the holders of Series C Convertible Preferred Stock are not entitled to further participation in any distribution of assets of the Company. The holders of Series C Convertible Preferred Stock are not entitled to any voting rights; however, without the consent of 51% of the holders of Series C Convertible Preferred Stock, the Company may not adversely alter the rights and preferences of the Series C Convertible Preferred Stock.

        Upon the occurrence of a triggering event, holders of Series C Convertible Preferred Stock have the option to convert such shares into common stock at a conversion price of $10 per share, subject to anti-dilution provisions. A triggering event includes a change of control, an initial public offering, notice by the Company of an intent to redeem the Convertible Preferred Stock or the fifth anniversary of the issuance of the Convertible Preferred Stock.

        The Company may, at its option, redeem all or a portion of the Convertible Preferred Stock at a redemption value equal to the liquidation value plus accrued but unpaid dividends. Upon a change in control and subject to limitations under the Redeemable Preferred Stock and Senior Note agreements, the

                   BURKE INDUSTRIES, INC. AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


holders of Convertible Preferred Stock may redeem such shares at a redemption value equal to the liquidation value plus accrued but unpaid dividends.

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

        The following table sets forth certain income statement information for the Company for the three and six month periods ended July 3, 1998 compared to the same periods in 1997:

                                                                            FISCAL SECOND QUARTER
                                                      -----------------------------------------------------------
                                                                      PERCENTAGE OF                PERCENTAGE OF
                                                         1998           NET SALES        1997        NET SALES
                                                      ----------     ---------------  ---------  ----------------
                                                                            (dollars in thousands)
 Net sales
     Aerospace products ......................         $  8,419           30.9%       $   7,995         34.9%
     Flooring products .......................           11,224           41.2            5,366         23.4
     Commercial products .....................            7,602           27.9            9,526         41.7
                                                       --------          -----        ---------        -----
 Net sales ...................................           27,245          100.0           22,887        100.0
 Cost of sales ...............................           19,668           72.2           16,048         70.1
                                                       --------          -----        ---------        -----
 Gross profit ................................            7,577           27.8            6,839         29.9

 Selling, general and
   administrative expenses ...................            3,501           12.9            2,925         12.8
 Amortization of goodwill ....................              394            1.4                9          0.0
                                                       --------          -----        ---------        -----
 Income from operations ......................            3,682           13.5            3,905         17.1
 Interest expense ............................            3,520           12.9              515          2.3
                                                       --------          -----        ---------        -----
 Income before income tax
   provision .................................              162            0.6            3,390         14.8
 Income tax provision ........................               65            0.2            1,356          5.9
                                                       --------          -----        ---------        -----
 Net income ..................................         $     97            0.4%       $   2,034          8.9%
                                                       --------          -----        ---------        -----

                                                                               FISCAL SECOND QUARTER
                                                      ------------------------------------------------------------
                                                                      PERCENTAGE OF                 PERCENTAGE OF
                                                         1998           NET SALES        1997         NET SALES
                                                      ----------     ---------------  ---------   ----------------
                                                                           (dollars in thousands)
 Net sales
    Aerospace products....................            $  17,970           35.8%       $   15,906         34.6%
    Flooring products.....................               17,066           34.0            11,259         24.5
    Commercial products...................               15,152           30.2            18,846         40.9
                                                       --------          -----         ---------        -----
 Net sales................................               50,188          100.0            46,011        100.0
 Cost of sales............................               35,848           71.4            32,467         70.6
                                                       --------          -----         ---------        -----
 Gross profit.............................               14,340           28.6            13,544         29.4

 Selling, general and
   administrative expenses................                6,748           13.4             6,098         13.3
 Amortization of goodwill.................                  403            0.8                18          0.0
                                                       --------          -----         ---------        -----
 Income from operations...................                7,189           14.4             7,428         16.1
 Interest expense.........................                6,307           12.6             1,013          2.2
                                                       --------          -----         ---------        -----
 Income before income tax
   provision..............................                  882            1.8             6,415         13.9
 Income tax provision.....................                  352            0.7             2,565          5.6
                                                       --------          -----         ---------        -----
 Net income...............................             $    530            1.1%        $   3,850          8.3%
                                                       --------          -----         ---------        -----

COMPARISON OF THE THREE MONTH PERIOD ENDED JULY 3, 1998 VERSUS THE THREE MONTH PERIOD ENDED JULY 4, 1997

        NET SALES. Total net sales increased 19.0%, from $22.9 million in 1997 to $27.2 million in 1998. Aerospace Products sales grew 5.3%, reflecting the net effects of increased demand for military products, offset by reduced volume with Boeing. Flooring Products sales increased 109.2%, due primarily to the acquisition of Mercer (98.5%), and also due to volume which had been deferred from the first quarter as the result of weather-related delays in general construction activity on the west coast. Commercial Products sales decreased 20.2%, primarily because the second quarter of 1997 included a liner project order that favorably affected results for that period.

        COST OF SALES. Cost of sales increased 22.6%, from $16.0 million in 1997 to $19.7 million in 1998. As a percentage of net sales, gross profit decreased from 29.9% to 27.8%. The decrease in profit percentage was primarily due to temporary operating inefficiencies, both in connection with new product ramp-up in Commercial Products within the silicone products group, and also in connection with the silicone products' facility expansion which occured in July, 1998.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 19.7%, from $2.9 million in 1997 to $3.5 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 12.8% to 12.9%. The increase was due to general cost increases.

        AMORTIZATION OF GOODWILL. Amortization of goodwill increased to $0.4 million in 1998. The increase was due to the acquisition of Mercer.

        INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 5.7%, from $3.9 million in 1997 to $3.7 million in 1998.

        INTEREST EXPENSE. Interest expense increased 583.5%, from $0.5 million in 1997 to $3.5 million in 1998. The increase was due to the issuance of Fixed-Rate Notes on August 20, 1997 and Floating-Rate Notes on April 21, 1998.

        NET INCOME. As a result of the above factors, net income decreased 95.2%, from $2.0 million in 1997 to $0.1 million in 1998.

COMPARISON OF THE SIX MONTH PERIOD ENDED JULY 3, 1998 VERSUS THE SIX MONTH PERIOD ENDED JULY 4, 1997

        NET SALES. Total net sales increased 9.1%, from $46.0 million in 1997 to $50.2 million in 1998. Aerospace Products sales grew 13.0%, due primarily to increased demand for military products. Flooring Products sales increased 51.6%, due primarily to the acquisition of Mercer (46.9%). Commercial products sales decreased 19.6%, primarily because the first six months of 1997 included a liner project order that favorably affected results for that period.

        COST OF SALES. Cost of sales increased 10.4%, from $32.5 million in 1997 to $35.8 million in 1998. As a percentage of net sales, gross profit decreased from 29.4% to 28.6%. The decrease in profit percentage was primarily due to temporary operating inefficiencies, both in connection with new product ramp-up in Commercial Products within the silicone products group, and also in connection with the silicone products' facility expansion which occured in July, 1998.

        SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 10.7%, from $6.1 million in 1997 to $6.7 million in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 13.3% to 13.4%. The increase was due to general cost increases.

        AMORTIZATION OF GOODWILL. Amortization of goodwill increased to $0.4 million in 1998. The increase was due to the acquisition of Mercer.

        INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 3.2%, from $7.4 million in 1997 to $7.2 million in 1998.

        INTEREST EXPENSE. Interest expense increased 522.6%, from $1.0 million in 1997 to $6.3 million in 1998. The increase was due to the issuance of Fixed-Rate Notes on August 20, 1997 and Floating-Rate Notes on April 21, 1998.

        NET INCOME. As a result of the above factors, net income decreased 86.2%, from $3.9 million in 1997 to $0.5 million in 1998.

Income Tax Provision

        For the three month and six month periods ended July 3, 1998, the Company recorded an income tax provision of 40.0%, which represents the effective tax rate projected for the full fiscal year 1998. This effective tax rate differs from the federal statutory rate primarily due to state income taxes (net of federal benefit) and is consistent with the effective tax rate for the three month and six month periods ended July 4, 1997.

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

        SOURCES OF CAPITAL. On April 21, 1998, the Company acquired all of the issued and outstanding capital stock of Mercer, from Sovereign Specialty Chemicals, Inc., for an aggregate purchase price of $38,474,000 (including acquisition costs of $2,280,000).

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

        Contemporaneously with the acquisition of Mercer, the Company amended its existing Loan and Security Agreement, as amended from time to time, with NationsBank, N.A., as administrative agent, and other lending institutions party thereto (the "Credit Agreement") to, among other things, (i) increase the Company's borrowing capacity from $15.0 million to $25.0 million (as amended, the "Credit Facility") (ii) add Mercer as a Borrowing Subsidiary (as defined in the Credit Agreement), (iii) increase certain of the baskets contained in the restrictive covenants to reflect the increased size of the Company after the closing of the acquisition of Mercer (the "Mercer Acquisition") and (iv) waive any default or event of default that may otherwise result from the consummation of the Offering and the Mercer Acquisition.

        The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's option, Eurodollar Rates plus a margin of 2.5% or upon the Prime Rate. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain financial ratios and tests and provide that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default.

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

               A former employee of Mercer filed a lawsuit against Mercer and Sovereign Specialty Chemicals, L.P. ("Sovereign"), the former owner of Mercer. The former employee has made various claims for relief on the grounds that she was allegedly the victim of certain harassment, discrimination, retaliation and negligence. Pursuant to certain indemnification provisions contained in the Stock Purchase Agreement by and among the Company, Mercer and Sovereign, dated March 5, 1998, as amended by Amendment No. 1 to the Stock Purchase Agreement, dated April 21, 1998, Mercer has tendered its defense to Sovereign's counsel and Sovereign has agreed, through its counsel, to defend Mercer against the allegations asserted against Mercer by the former employee. Mercer denies the allegations made by the former employee and, through its joint counsel with Sovereign, intends vigorously to defend such claims.

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

ITEM 5. OTHER INFORMATION.

               Mercer was merged with and into the Company, effective August 12, 1998. The Company has qualified to do business in New Jersey and Florida, where Mercer has its business operations. The merger was undertaken for purely administrative reasons and Burke intends to continue to operate Mercer's business throughout the nation under the name Mercer Products Company.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  EXHIBITS.


        EXHIBIT NO.      DESCRIPTION
        27               Financial Data Schedule



        (b) REPORT ON FORM 8-K. The Registrant filed a Current Report on Form 8-K on May 5, 1998, including information related to Items 2 and
        7.  The Report included the following financial statements for
        Mercer: (1) Report of KPMG Peat Marwick LLP Independent Auditors; (2) Statement of Earnings and Retained Earnings for the year ended December 31, 1996; (3) Balance Sheet at December 31, 1996; (4) Statement of Cash Flows for the fiscal year ended December 31, 1996;
        (5) Notes to Financial Statements; (6) Report of Ernst & Young LLP, Independent Auditors --January 1, 1997 to August 4, 1997; (7) Balance Sheet at August 4, 1997; (8) Statement of Operations and Retained Earnings for the period from January 1, 1997 to August 4, 1997; (9) Statement of Cash Flows for the period from January 1, 1997 to August 4, 1997; (10) Notes to Financial Statements; (11) Report of Ernst & Young LLP, Independent Auditors -- August 5, 1997 to December 31, 1997; (12) Balance Sheet at December 31, 1997; (13) Statement of Operations for the period from August 5, 1997 to December 31, 1997;
        (14) Statement of Stockholder's Equity for the period from August 5, 1997 to December 31, 1997; (15) Statement of Cash Flows for the period from August 5, 1997 to December 31, 1997; and (16) Notes to Financial Statements.

                                 SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BURKE INDUSTRIES, INC.




Dated:  August 17, 1998                By: /s/ DAVID E. WORTHINGTON
                                          ------------------------------
                                           David E. Worthington
                                           Vice President-Finance