Form 10-Q
period 1998-10-02
BURKE INDUSTRIES INC /CA/
filed 1998-11-13
CIK 1046777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    ---------
                                    FORM 10-Q
(MARK ONE)
   /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                 For the quarterly period ended October 2, 1998

                                       OR

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from              to
                                          -------------  ------------

                       COMMISSION FILE NUMBER 1-333-36675
                                 -------------
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

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 297-3500
                                 -------------
         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.   Yes X   No    .
                                                       ----   ----
         As of November 13, 1998, the number of shares outstanding of the Registrant's Common Stock was 3,857,000.

                            BURKE INDUSTRIES, INC.

                        QUARTERLY REPORT ON FORM 10-Q

                                     INDEX

                                                                          PAGE
PART I     FINANCIAL INFORMATION                                         NUMBER

    Item 1  Condensed Consolidated Financial Statements

              Condensed Consolidated Statements of Operations for
                the three and nine months ended October 2, 1998 and
                October 3, 1997 (unaudited)                                 3

              Condensed Consolidated Balance Sheets as of
                October 2, 1998 (unaudited) and January 2, 1998             4

              Condensed Consolidated Statements of Cash Flows for
                the nine months ended October 2, 1998 and
                October 3, 1997 (unaudited)                                 5

              Notes to Condensed Consolidated Financial Statements
                (unaudited)                                               6-8

    Item 2  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9-12

PART II    OTHER INFORMATION

    Item 1  Legal Proceedings                                              14
    Item 5  Other Information                                              14
    Item 6  Exhibits and Reports on Form 8-K                               14

Signature                                                                  15

PART I   FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS


                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                        For the Three Month Period Ended       For the Nine Month Period Ended
                                      -------------------------------------- -------------------------------------
                                       October 2, 1998    October 3, 1997     October 2, 1998    October 3, 1997
                                      ------------------ ------------------- ------------------ ------------------
Net sales........................     $         30,879   $         22,774    $         81,067   $         68,785
Costs and expenses:
     Cost of sales...............               21,977             15,956              57,825             48,423
     Selling, general and
     administrative..............                3,903              3,422              10,651              9,520
     Amortization of goodwill....                  504                 16                 907                 34
     Transaction expenses........                   --              1,174                  --              1,174
     Stock option purchase.......                   --             14,105                  --             14,105
                                      ----------------   ----------------    ----------------   ----------------
Income (loss) from
     operations..................                4,495            (11,899)             11,684             (4,471)
Interest expense, net............                3,756              1,612              10,063              2,625
                                      ----------------   ----------------    ----------------   ----------------
Income (loss) before
     income tax provision
     (benefit)...................                  739            (13,511)              1,621             (7,096)
Income tax provision
     (benefit)...................                  296             (5,120)                648             (2,555)
                                      ----------------   ----------------    ----------------   ----------------
Net income (loss)................     $            443   $         (8,391)   $            973   $         (4,541)
                                      ----------------   ----------------    ----------------   ----------------
                                      ----------------   ----------------    ----------------   ----------------

      The Accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.
                                     Page 3

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                                               January 2, 1998
                                                                                                (Derived from
                                                                                                   audited
                                                                           October 2, 1998        financial
                                                                             (Unaudited)         statements)
                                                                           ---------------      --------------
                                                    ASSETS
Current assets:
   Cash and cash equivalents...........................................        $     920         $  11,563
   Restricted cash.....................................................               --             1,070
   Trade accounts receivable, less allowance of
     $870 as of 10/2/98 and $334 as of 1/2/98..........................           15,353            11,186
   Inventories.........................................................           15,231            11,187
   Other current assets................................................            4,486             5,540
                                                                               ---------         ---------
     Total current assets..............................................           35,990            40,546
                                                                               ---------         ---------
Property, plant and equipment..........................................           31,923            25,556
Accumulated depreciation and amortization..............................           11,788            10,536
                                                                               ---------         ---------
Net property, plant and equipment......................................           20,135            15,020
Goodwill, net..........................................................           30,239             1,465
Deferred financing costs, net..........................................            6,747             5,210
Other assets...........................................................              616               596
                                                                               ---------         ---------
     Total assets......................................................        $  93,727         $  62,837
                                                                               ---------         ---------
                                                                               ---------         ---------

                                LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Trade accounts payable and accrued expenses............................      $    8,472          $   5,489
Payable to Shareholders................................................           1,125              5,882
Other current liabilities..............................................           6,171              7,497
                                                                               ---------         ---------
Total current liabilities..............................................          15,768             18,868

Fixed-Rate Senior Notes................................................         110,000            110,000
Floating-Rate Senior Notes.............................................          30,000                 --
Other noncurrent liabilities...........................................           4,328              4,311
Preferred stock, no par value; 50,000 shares authorized;
   30,000 Redeemable Series A shares designated;
   16,000 Redeemable Series A shares issued and outstanding;
   5,000 Redeemable Series B shares designated;
   2,000 Redeemable Series B shares issued and outstanding;
   (aggregate liquidation and redemption preference of $18,000)........          17,657             16,148
Shareholders' equity (deficit):
   Convertible Preferred Stock, no par value: 3,000 Series C shares
     designated, issued and outstanding (liquidation preference $3,000)           3,000                 --
   Class A common stock, no par value:.................................
     Authorized shares - 20,000,000....................................
     Issued and outstanding shares - 3,857,000.........................          25,464             25,464
   Accumulated deficit.................................................        (112,490)          (111,954)
                                                                               ---------         ---------
   Total shareholders' equity (deficit)................................         (84,026)           (86,490)
                                                                               ---------         ---------
     Total liabilities and shareholders' equity (deficit)..............       $  93,727          $  62,837
                                                                               ---------         ---------
                                                                               ---------         ---------

      The Accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                              For the Nine Month Period Ended
                                                                            ---------------------------------
                                                                            October 2, 1998    October 3, 1997
                                                                            ----------------------------------
                                                                                        (Unaudited)
OPERATING ACTIVITIES
Net Income (loss)........................................................       $    973          $  (4,541)
Adjustments to reconcile net income (loss) to net cash (used in)
   provided by operating activities:
   Depreciation and amortization:
      Property, plant and equipment......................................          1,252              1,025
      Debt financing costs...............................................            547                 66
      Goodwill...........................................................            907                 34
      Other..............................................................             --                147
   Other adjustments to reconcile net income to net cash (used in)
      provided by operating activities:..................................         (1,647)            (8,451)
                                                                                --------          ---------
Net cash (used in) provided by operating activities......................          2,032            (11,720)

INVESTING ACTIVITIES
Acquisition of Mercer Products Company, Inc. less cash of $34............        (38,440)                --
Purchases of property, plant and equipment...............................         (1,464)              (727)
Note receivable from an affiliate of the principal shareholders..........             --              4,306
                                                                                --------          ---------
Net cash (used in) provided by investing activities......................        (39,904)             3,579

FINANCING ACTIVITIES
Checks outstanding in excess of funds deposited..........................             --               (828)
Restricted cash..........................................................          1,070                 --
Repayments and settlement of long-term debt and capital lease obligations             --            (18,869)
Payable to shareholders..................................................         (4,757)             5,882
Deferred financing costs.................................................         (2,084)            (4,943)
Issuance of Floating Interest Rate Senior Notes..........................         30,000                 --
Issuance of Series C Convertible Preferred Stock.........................          3,000                 --
Proceeds from sales of shares through employee stock plans...............             --                 10
Repayment of subordinated debt...........................................             --             (1,750)
Net recapitalization consideration.......................................             --           (107,310)
Issuance of senior notes.................................................             --            110,000
Issuance of preferred stock, net of issuance costs.......................             --             17,895
Issuance of common stock, net of issuance costs..........................             --             18,724
                                                                                --------          ---------
Net cash provided by financing activities................................         27,229             18,811
                                                                                --------          ---------

(Decrease) Increase in cash..............................................        (10,643)            10,670
Cash at beginning of period..............................................         11,563                 --
                                                                                --------          ---------
Cash at end of period....................................................           $920            $10,670
                                                                                --------          ---------
                                                                                --------          ---------

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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended October 2, 1998 are not necessarily indicative of the results to be expected for the full year.

         The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The Company also follows a thirteen week quarterly cycle. The nine-month periods ended on October 3, 1997 and October 2, 1998.

2.       INVENTORIES

         Inventories consist of the following:

                                                                           October 2, 1998   January 2, 1998
                                                                          ----------------------------------
                                                                           (In thousands)
                  Raw materials                                               $   6,177         $   4,626
                  Work-in-process                                                 2,137             1,593
                  Finished goods                                                  6,917             4,968
                                                                          ------------------ ---------------
                                                                              $  15,231         $  11,187
                                                                          ------------------ ---------------
                                                                          ------------------ ---------------

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

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

         The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                            (in thousands)
   Current assets:.....................................................     $     5,269
   Plant and equipment.................................................           4,903
   Excess of purchase price over net assets acquired...................          29,681
   Accounts payable and accrued expenses...............................          (1,379)
                                                                            ------------
     Total purchase price..............................................     $    38,474
                                                                            ------------
                                                                            ------------

         Financing for this acquisition and related expenses was provided, in large part, from the sale of $30 million principal amount of Floating Interest Rate Senior Notes Due 2007 (the "Floating-Rate Notes"). The balance of the financing was provided with $3.0 million from the sale of 3,000 shares of the Company's 6% Series C Cumulative Convertible Preferred Stock and cash on hand.

         The Floating-Rate Notes mature on August 15, 2007, with interest on the notes payable semi-annually on February 15 and August 15, commencing August 15, 1998. The Floating-Rate Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points, with the interest rate reset semiannually. The Floating-Rate Notes are unconditionally guaranteed on a joint and several basis by each of the Company's subsidiaries, including Mercer. Upon a change of control of the Company, the Company will be required to make an offer to repurchase all outstanding Floating-Rate Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon at the date of repurchase.

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

         The Company may, at its option, redeem all or a portion of the Convertible Preferred Stock at a redemption value equal to the liquidation value plus accrued but unpaid dividends. Upon a change in control and subject to limitations under the Redeemable Preferred Stock and Floating-Rate Note and Fixed-Rate Note (defined below) agreements, the holders of Convertible Preferred Stock may redeem such shares at a redemption value equal to the liquidation value plus accrued but unpaid dividends.

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

         The following table sets forth certain income statement information for the Company for the three and nine month periods ended October 2, 1998 compared to the same periods in 1997:


                                                             FISCAL THIRD QUARTER
                                          ---------------------------------------------------------
                                                       PERCENTAGE OF                  PERCENTAGE OF
                                             1998        NET SALES        1997          NET SALES
                                          ----------   ------------     ----------    -------------
                                                           (dollars in thousands)
Net sales:
     Aerospace Products.............       $  8,127        26.3%         $7,481           32.8%
     Flooring Products..............         13,439        43.5           6,627           29.1
     Commercial Products............          9,313        30.2           8,666           38.1
                                          ---------        ----          -------          ----
Net sales...........................         30,879       100.0          22,774          100.0
Cost of sales.......................         21,977        71.2          15,956           70.1
                                          ---------        ----          -------          ----
Gross profit........................          8,902        28.8           6,818           29.9

Selling, general and
  administrative expenses...........          3,903        12.6           3,422           15.0
Transaction expenses................                                      1,174            5.2
Stock option purchase...............                                     14,105           61.9
Amortization of goodwill............            504         1.6              16            0.1
                                          ---------        ----          -------          ----
Income (loss) from operations.......          4,495        14.6         (11,899)         (52.3)
Interest expense....................          3,756        12.2           1,612            7.1
                                          ---------        ----          -------          ----
Income before income tax provision
  (benefit).........................            739         2.4         (13,511)         (59.4)
Income tax provision (benefit)......            296         1.0          (5,120)         (22.5)
                                          ---------        ----          -------          ----
Net income (loss)...................      $     443         1.4%        ($8,391)         (36.9)%
                                          ---------        ----          -------          ----
                                          ---------        ----          -------          ----

                                                                FISCAL NINE MONTHS
                                       --------------------------------------------------------------------
                                                        PERCENTAGE OF                        PERCENTAGE OF
                                          1998            NET SALES             1997           NET SALES
                                       ---------       ---------------        ---------     ---------------
                                                             (dollars in thousands)
Net sales:
     Aerospace Products.............   $ 26,097              32.2%             $23,387             34.0%
     Flooring Products..............     30,505              37.6               17,886             26.0
     Commercial Products............     24,465              30.2               27,512             40.0
                                      ---------              ----              -------             ----
Net sales...........................     81,067             100.0               68,785            100.0
Cost of sales.......................     57,825              71.3               48,423             70.4
                                      ---------              ----              -------             ----
Gross profit........................     23,242              28.7               20,362             29.6

Selling, general and
  administrative expenses...........     10,651              13.1                9,520             13.8
Transaction expenses................                                             1,174              1.7
Stock option purchase...............                                            14,105             20.5
Amortization of goodwill............        907               1.1                   34              0.0
Income (loss) from operations.......     11,684              14.5               (4,471)           (6.4)
Interest expense....................     10,063              12.4                2,625             3.8
                                      ---------            ------               -------            ----
Income before income tax provision
  (benefit).........................      1,621               2.1               (7,096)          (10.2)
Income tax provision (benefit)......        648               0.8               (2,555)           (3.7)
                                      ---------              ----              -------             ----
Net income (loss)...................  $     973               1.3%             ($4,541)           (6.5)%
                                      ---------              ----              -------             ----

COMPARISON OF THE THREE MONTH PERIOD ENDED OCTOBER 2, 1998 VERSUS THE THREE MONTH PERIOD ENDED OCTOBER 3, 1997

         NET SALES. Total net sales increased 35.6%, from $22.8 million in 1997 to $30.9 million in 1998. Aerospace Products sales grew 8.6%, reflecting increased demand for military products. Flooring Products sales increased 102.8%, due to the acquisition of Mercer. Commercial Products sales increased 7.5% because of strong demand for the company's roofing products and volume associated with new silicone hose products introduced late in the second quarter of 1998.

         COST OF SALES. Cost of sales increased 37.7%, from $16.0 million in 1997 to $22.0 million in 1998. As a percentage of net sales, gross profit decreased from 29.9% to 28.8%. The decrease in profit percentage was primarily due to temporary operating inefficiencies, both in connection with new product ramp-up and the July 1998 silicone products facility expansion.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 14.1%, from $3.4 million in 1997 to $3.9 million in 1998. As a percentage of net sales, selling, general and administrative expenses decreased from 15.0% to 12.6%. The decrease in percentage was due to improved operating leverage, primarily as the result of the acquisition of Mercer.

         TRANSACTION EXPENSES AND STOCK OPTION purchase. Transaction expenses and stock option purchase were one-time expenses associated with the leveraged recapitalization in August, 1997.

         AMORTIZATION OF GOODWILL. Amortization of goodwill increased to $0.5 million in 1998. The increase was due to the acquisition of Mercer.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased from a loss of $11.9 million in 1997 to income of $4.5 million in 1998.

         INTEREST EXPENSE. Interest expense increased 133.0%, from $1.6 million in 1997 to $3.8 million in 1998. The increase was due to the issuance of $110.0 million principal amount of 10% Fixed Interest Rate Notes due 2007 (the "Fixed-Rate Notes") on August 20, 1997 and the Floating-Rate Notes on April 21, 1998.

         NET INCOME. As a result of the above factors, net income increased from a loss of $8.4 million in 1997 to net income of $0.4 million in 1998.

COMPARISON OF THE NINE MONTH PERIOD ENDED OCTOBER 2, 1998 VERSUS
 THE NINE MONTH PERIOD ENDED OCTOBER 3, 1997

         NET SALES. Total net sales increased 17.9%, from $68.8 million in 1997 to $81.1 million in 1998. Aerospace Products sales grew 11.6%, due primarily to increased demand for military products. Flooring Products sales increased 70.6%, due primarily to the acquisition of Mercer. Commercial Products sales decreased 11.1%, primarily because the first six months of 1997 included a liner project order that favorably affected results for that period, partially offset by volume associated with new products introduced late in the second quarter of 1998 by the silicone hose portion of this product group.

         COST OF SALES. Cost of sales increased 19.4%, from $48.4 million in 1997 to $57.8 million in 1998. As a percentage of net sales, gross profit decreased from 29.6% to 28.7%. The decrease in profit percentage was primarily due to temporary operating inefficiencies, both in connection with new product ramp-up, and also in connection with the silicone products' facility expansion which occurred in July, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 11.9%, from $9.5 million in 1997 to $10.7 million in 1998. As a percentage of net sales, selling, general and administrative expenses decreased from 13.8% to 13.1%. The decrease in percentage was due to improved operating leverage, primarily as the result of the acquisition of Mercer.

         TRANSACTION EXPENSES AND STOCK OPTION PURCHASE. Transaction expenses and stock option purchase were one-time expenses associated with the leveraged recapitalization in August, 1997.

         AMORTIZATION OF GOODWILL. Amortization of goodwill increased to $0.9 million in 1998. The increase was due to the acquisition of Mercer.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased from a loss of $4.5 million in 1997 to income of $11.7 million in 1998.

         INTEREST EXPENSE. Interest expense increased 283.4%, from $2.6 million in 1997 to $10.1 million in 1998. The increase was due to the issuance of the Fixed-Rate Notes on August 20, 1997 and the Floating-Rate Notes on April 21, 1998.

         NET INCOME. As a result of the above factors, net income increased from a loss of $4.5 million in 1997 to income of $1.0 million in 1998.

INCOME TAX PROVISION

         For the three month and nine month periods ended October 2, 1998, the Company recorded an income tax provision of 40.0%, which represents the effective tax rate projected for the full fiscal year 1998. This effective tax rate differs from the federal statutory rate primarily due to state income taxes (net of federal benefit). For the nine months ended October 3, 1997, the Company recorded an income tax benefit of 36% which differs from the federal statutory rate primarily due to state income taxes (net of federal benefit).

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital and capital expenditures related to asset acquisitions and internal growth.

         CAPITAL REQUIREMENTS. On a consolidated basis, the Company expects to spend approximately $2.0 million during fiscal 1998 on capital expenditures not directly related to information technology systems or acquisitions. Approximately $1.5 million was spent through the first nine months of 1998. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures.

         SOURCES OF CAPITAL. On April 21, 1998, the Company acquired all of the issued and outstanding capital stock of Mercer, from Sovereign Specialty Chemicals, Inc., for an aggregate purchase price of $38,474,000 (including acquisition costs of $2,280,000).

         Financing for this acquisition and related expenses was provided, in large part, from the sale of (the "Offering") $30 million principal amount of Floating Interest Rate Senior Notes Due 2007 (the "Floating-Rate Notes"). The balance of the financing was provided with $3.0 million from the sale of 3,000 shares of the Company's 6% Series C Cumulative Convertible Preferred Stock and cash on hand.

         The Floating-Rate Notes mature on August 15, 2007, with interest on the notes payable semi-annually on February 15 and August 15, commencing August 15, 1998. The Floating-Rate Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points, with the interest rate reset semiannually. The Floating-Rate Notes are unconditionally guaranteed on a joint and several basis by each of the Company's subsidiaries, including Mercer. Upon a change of control of the Company, the Company will be required to make an offer to repurchase all outstanding Floating-Rate Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon at the date of repurchase.

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

         The Company anticipates that its principal use of cash on a going forward basis will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments.

YEAR 2000 ISSUE

         GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

         The year 2000 issue ("Year 2000 Issue") is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on recent assessments, the Company has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not timely completed, the Year 2000 Issue could have a material impact on the operations of the Company.

         The Company's plan to resolve the Year 2000 Issue involves the following three phases: assessment, remediation, and testing. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000 Issue. The completed assessment indicated that most of the Company's significant information technology systems could be affected, particularly the general ledger, billing, and inventory systems. That assessment also indicated that software and hardware (embedded chips) used in production and manufacturing systems do not represent significant risks. The Company does not believe that the Year 2000 presents a material exposure as it relates to the Company's products.

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

         With respect to its information technology, the Company is 25% complete on the remediation phase and expects to complete software and hardware replacement no later than May 31, 1999. Completion of the testing phase for all significant systems is expected by June 30, 1999.

         The Company is utilizing both internal and external resources to replace and test the software and hardware for resolution of the Year 2000 Issue. In conjunction with the Company's current $2.0 million information technology systems re-engineering effort, approximately 50% of the total cost is estimated to be related to the Year 2000 project. Most of the cost of the new system is expected to be funded through a lease.

         NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000 ISSUE

         The Company has no significant systems which interface directly with third party vendors. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company plans to send out questionnaires to external agents during the first quarter of 1999 in an effort to verify the external agents' Year 2000 readiness. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

         RISKS

         Management believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, the Company might be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         CONTINGENCY PLANS

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in the first quarter of 1999 and determine whether such a plan is necessary.

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         Legal proceedings filed against the Company were reported in the Company's report on Form 10-Q for the quarterly period ended July 3, 1998.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   Exhibits.

                EXHIBIT NO.       DESCRIPTION
                -----------       -----------
                *3.1              Articles of Incorporation of the Company
                *3.2              By-laws of the Company
              **10.20             Stock Purchase Agreement between the Company,
                                    Mercer Products Company, Inc. and
                                    Sovereign Specialty Chemicals, Inc.,
                                    dated March 5, 1998
                27                Financial Data Schedule

               * Previously filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-36675, and incorporated herein by reference.

               ** Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended January 2, 1998 and incorporated herein by reference.

              (b)   REPORTS ON FORM 8-K

              There were no reports filed on Form 8-K during the three months ended October 2, 1998.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BURKE INDUSTRIES, INC.

Dated:  November 13, 1998                By:   /s/ DAVID E. WORTHINGTON
                                               ------------------------
                                               David E. Worthington
                                               Vice President-Finance