Form 10-K405
period 1999-01-01
BURKE INDUSTRIES INC /CA/; BURKE CUSTOM PROCESSING INC; BURKE RUBBER CO INC; BURKE FLOORING PRODUCTS INC
filed 1999-03-31
CIK 1046777, 1050661, 1050662, 1050664

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ---------------
                                    FORM 10-K

         (Mark One)

         /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended January 1, 1999

                                       OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From ______to_________

                        Commission File Number 333-36675

                                  ---------------
                             BURKE INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

        CALIFORNIA                                 94-3081144
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                Identification No.)

               2250 SOUTH TENTH STREET, SAN JOSE, CALIFORNIA 95112 (Address of principal executive office) (Zip Code)

                                 (408) 297-3500
              (Registrant's telephone number, including area code)

                                  ---------------
          Securities registered pursuant to Section 12 (b) of the Act:

                                       NONE

                                  ---------------
           Securities registered pursuant to Section 12(g) of the Act:

                            10% Senior Notes Due 2007
                     Guarantees of 10% Senior Notes Due 2007
                          Floating-Rate Notes Due 2007
                   Guarantees of Floating-Rate Notes Due 2007
                              (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 15, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $2,297,979. The aggregate market value has been calculated on a basis which excluded shares of Common Stock which may be acquired through excercise of options or warrants. As of March 15, 1999, the number of outstanding shares of the registrant's Common Stock was 3,857,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                           TABLE OF OTHER REGISTRANTS

                                                                                              Address Including Zip
                                                                                                Code and Area Code
                                                                                                       and
                                                          Primary             IRS Employer     Telephone Number of
                                Jurisdiction of     Standard Industrial      Identification    Principal Executive
Name of Corporation              Incorporation     Classification Number         Number              Offices
------------------------------  ---------------    ---------------------     --------------   ---------------------
Burke Flooring Products, Inc.      California               3069               94-2147284     2250 Tenth Street
                                                                                              San Jose, CA 95112
                                                                                              (408) 297-3500

Burke Rubber Company, Inc.         California               3069               94-2157283     2250 Tenth Street
                                                                                              San Jose, CA 95112
                                                                                              (408) 297-3500

Burke Custom Processing, Inc.      California               3069               94-2157282     2250 Tenth Street
                                                                                              San Jose, CA 95112
                                                                                              (408) 297-3500


                             BURKE INDUSTRIES, INC.
                       INDEX TO ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 1, 1999


CAPTION                                                                                                         PAGE
-------                                                                                                         ----
                                                    PART I
ITEM 1.           BUSINESS........................................................................................1

ITEM 2.           PROPERTIES.....................................................................................11

ITEM 3.           LEGAL PROCEEDINGS..............................................................................12

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................13

                                                   PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................13

ITEM 6.           SELECTED FINANCIAL DATA........................................................................14

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........16

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................23

ITEM 8.           CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................................23

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........23

                                                   PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................24

ITEM 11.          EXECUTIVE COMPENSATION.........................................................................28

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................30

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................31

                                                   PART IV

ITEM 14.          EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................34


                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

     Burke Industries, Inc. (the "Company" or "Burke"), headquartered in San Jose, California, is a leading, diversified manufacturer of highly engineered, rubber, silicone and vinyl-based (herein "elastomer") products. Through its vertically integrated operations and reputation for quality elastomer-based products, Burke has become (i) the largest domestic producer of precision silicone seals for commercial and military aircraft ("Aerospace and Defense Products"), (ii) a leading nationwide producer of both rubber and vinyl cove base and floor covering accessories for commercial and industrial applications ("Flooring Products") and (iii) a value-added producer of high-performance silicone hose, roofing and membrane products for the heavy-duty truck, commercial building and fluid containment industries ("Commercial Products").

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

     The Company began expanding beyond its traditional product lines with its acquisition of the silicone-based aerospace seal and automotive hose production assets of Purosil, Inc. ("Purosil") in March 1993. In 1995, recognizing that the seals segment of the aerospace industry was fragmented and ripe for consolidation, Burke sought to expand its position in the category through the acquisition of assets of two former industry leaders that were then experiencing financial difficulties: California-based SFS Industries and Massachusetts-based Haskon Corporation. Purosil, SFS and Haskon had each been an independent producer of precision silicone aerospace components, and together had over 100 years of service to the commercial and military aerospace industry.

     In April 1998, the Company acquired from Sovereign Specialty Chemicals, Inc. ("Sovereign") all of the outstanding capital stock of Mercer Products Company, Inc. ("Mercer"). For many years, Mercer has been a leading manufacturer of plastic and vinyl flooring products such as vinyl cove base, transitional and finish mouldings, corners, stair treads and other accessories. Management believes that the highly successful vinyl cove base and moulding product lines and the strong presence in the eastern United States developed by Mercer complement the Company's position as the dominant producer of rubber cove base and floor covering accessories in the western United States.

     Mercer was merged with and into the Company, effective August 12, 1998. Burke has integrated Mercer's product lines into its own and now operates its Flooring Products business throughout the nation under the name BurkeMercer Flooring Products.

     Mercer represents the fifth acquisition completed by Burke's current management team over the last six years. Burke's integration of these acquisitions has led to a dominant position in the aerospace seals market, opened new markets for its Flooring Products business, improved operating efficiencies, consolidated overhead and strengthened technical capabilities.

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

                                INDUSTRY OVERVIEW

     The Company operates within one industry segment, elastomer products. Virtually every industry contains applications for elastomeric products. These products are used wherever there is a need for materials that are flexible, yet retain their original shape and other properties. Elastomeric products tend to be a small portion of the total cost of any product, yet can be critical to a successful design. The Company believes that the demand for elastomeric products will continue to grow as the performance requirements of various products are increased.

     The Company serves a number of industries with significant usage of highly-engineered elastomer-based products. Customers in these industries value quality, on-time performance, and the ability to provide technical problem-solving capabilities. The increasingly complex product design effort of companies in these and other industries provides ongoing and new opportunities for elastomeric product applications. The Company believes that its technical resources, experience, and reputation provide it with a competitive advantage in seeking to provide products to these industries.

                              PRODUCTS AND MARKETS

     Within the elastomer products industry segment, the Company is organized into two business segments: silicone and organic products. The Company's products are further organized into three product groups: Aerospace and Defense Products, which produces precision silicone seals and other products used on commercial and military aircraft; Flooring Products, which produces and distributes rubber and vinyl cove base and other floor covering accessory products; and Commercial Products, which produces various intermediate and finished silicone and organic rubber products. Burke is a leader in a number of markets where the Company's vertically integrated production capabilities and design, engineering and manufacturing expertise result in a strong competitive position.

AEROSPACE AND DEFENSE PRODUCTS

     Operating out of Santa Fe Springs, California and Taunton, Massachusetts, Burke, through its Aerospace and Defense Products business, is the leading domestic manufacturer of two principal product lines: highly engineered elastomer-based seals for commercial and military aircraft and low-observable, radar-absorbing materials for stealth military applications. Burke's non-stealth aerospace components are marketed under the SFS and Haskon trade names. Burke first entered the aerospace market in 1993 with its purchase of Purosil. Aerospace and Defense Products sales increased from $3.6 million in 1993 to $33.8 million in 1998.

     PRODUCTS

     Burke's major aerospace seals products include: aerodynamic seals for commercial and military airframes, firewall seals for aircraft engines and nacelles, aircraft door and hatch seals, inflatable seals for cockpit canopies and large openings, aircraft window seals, and aircraft conductive seals for electromagnetic interference survivable conditions. Burke's product line ranges from the most basic extruded seals, costing less than $100, to exceptionally complex seals which may cost in excess of $10,000. Burke's design and engineering teams have a history of developing solutions for difficult sealing and shielding problems. Burke's silicone seals are also reinforced (if required) with a variety of materials including Kevlar, Dacron, Nomex, ceramic cloth, fiberglass, conductive fabrics, metal mesh, nylon and other materials which accommodate their demanding applications.

     During the late 1980s and early 1990s, SFS invested significant capital towards the research and development of radar-absorbing and signature-masking composite materials. This initial research and development established SFS as the technological leader in this niche defense-related area. Burke has continued the development of this technology since its acquisition of SFS and Haskon in 1995. Generally, Burke works on an exclusive basis with the United States military to test and develop these highly engineered and technical materials. Once a contract has been awarded, Burke has historically become the sole supplier to the United States government as an approved defense contractor. Based on its history and the Company's proven record in this area, management believes that Burke will remain a critical partner in product development opportunities in this sector. Burke maintains a classified area within the Santa Fe Springs facility where stealth technology products are developed, manufactured and tested.

     MARKETS AND CUSTOMERS

     Burke's silicone seals are sold directly to manufacturers of commercial and military aircraft, aerospace component distributors and the United States government. Burke has maintained its leading position in this market through its advanced in-house design, engineering, technical and production capabilities coupled with superior customer service. The engineering staff at Burke works directly with OEMs to design custom silicone sealing applications. Burke's Aerospace and Defense products are designed by Burke engineers in accordance with precise OEM specifications and quality requirements. Products are rigorously tested against ISO and OEM standards by Burke and its customers before final approval. In 1998, the top five customers of the Aerospace and Defense Products division accounted for $23.2 million in net sales, representing 21.7% and 68.9%, respectively, of the Company's total and the Aerospace and Defense Product division's net sales in that year.

     Boeing is the single largest customer of Aerospace and Defense Products, and management believes Burke is likewise the leading supplier of these products to Boeing. In addition to Boeing, the Company produces seals for every major commercial aircraft manufacturer in the world and for substantially all major military manufacturers in the United States, including McDonnell Douglas (now Boeing), Lockheed Martin, Northrop Grumman, Airbus Industries, Pratt & Whitney, General Electric, Gulfstream, Bombardier and B.F. Goodrich Aerostructures. As a result, Burke's products have been designed into some of the most successful commercial and military aircraft in the world, including the Boeing 717, 737, 747, 757, 767 and 777, the McDonnell Douglas DC and MD series, the Northrop Grumman F-14 and the Lockheed Martin L1011.

     Burke's advanced Aerospace and Defense Products business has successfully introduced several technologies in use by branches of the United States Navy, Air Force and Army. These include radar-absorbing seals and other composite materials utilized on the B-2 bomber, the F-22 fighter and naval surface ships. Ground-based and amphibious vehicle applications are also being developed. The Burke radar-absorbing material technology has potentially much broader applications than are currently in use, and the Company is presently involved in initiatives that management believes will greatly expand the market for its advanced Aerospace and Defense Products business.

     The Northrop Grumman B-2 radar-resistant materials program provides a solid base for expansion of Burke's Aerospace and Defense business. Burke's revenues from this program are generated both by new aircraft production and by replacement materials applied as part of the repair or scheduled maintenance of the aircraft. Burke has also been qualified to supply the F-22 program. The F-22 is the latest generation United States Air Force fighter aircraft and is designed to replace the F-15 as the premier fighter in the United States military arsenal in approximately two years. However, both the B-2 bomber and the F-22 fighter are subject to continuous budgetary scrutiny and Burke's ability to expand its Aerospace and Defense Products business could be limited if either of these programs were to be curtailed or eliminated.

     The advanced Aerospace and Defense Products business is also in the final phase of redesign and qualification for the "over-wing-fairing" seal for the B-1 bomber. Flight qualification will be followed by production proposals in 1999. The Company has also bid on a contract to develop seals for the new Joint Strike Fighter (JSF) program. Both Boeing and Lockheed Martin have been selected as the finalists for this program which is ultimately expected to procure approximately 3,000 multi-service aircraft for the United States Air Force, Marine Corps and Navy and the United Kingdom Royal Navy. The program is scheduled for production after the year 2005.

     COMPETITION

     Burke is the largest domestic supplier of highly-engineered silicone seals for the aerospace OEM market and aftermarket. Burke's domestic competitors are primarily small, privately-held companies which generally lack Burke's track record, long-term OEM relationships and capabilities. These competitors include Kirkhill Rubber Company, which was purchased by Esterline Technologies in 1998, Chase-Walton Elastomers, Inc. and Elastomeric Silicone Products, which was purchased by Bestobell Aviation in 1997. Additionally, the Company has two principal European competitors, Dunlop France S.A. and Bestobell Aviation, of the United Kingdom, which enjoy significant market share among European aircraft manufacturers, including Airbus Industries.

     Management believes that Burke's long-standing customer relationships, unique design capabilities and superior product quality will continue to support its position as the leading supplier of engineered silicone seals within this fragmented market.

     Burke is one of only a few companies with the combination of knowledge and manufacturing capabilities required to develop, test and manufacture engineered elastomer-based products to military specifications. Many of Burke's advanced Aerospace and Defense Products are classified in nature, and in many cases project leaders return to previous classified product suppliers for a preliminary assessment of future development opportunities.

FLOORING PRODUCTS

     Burke is a leading producer and distributor of specialty rubber and vinyl flooring accessory products for use in commercial markets. Flooring Products sales were $41.1 million in 1998, comprising 38% of the Company's total net sales.

     Burke's trademark BurkeBase has enjoyed a dominant market share in the western United States since the early 1950s and is well known throughout the industry. Burke extended its Flooring Products lines beyond rubber products through the Mercer acquisition. Founded in 1958, and headquartered in Eustis, Florida, Mercer established itself as a leading manufacturer of plastic and vinyl products such as vinyl and rubber wall base, transitional and finish mouldings, stair treads and other accessories. Mercer also sold a range of related adhesive products. The product and distribution lines developed by Mercer strongly complement the Company's Flooring Products business. While the Company has been the dominant producer of rubber cove base and floor covering accessories in the western United States, Mercer has been a leading supplier to the vinyl wall base and moulding products markets and developed a particularly strong sales presence in the eastern United States.

     PRODUCTS

     The combined line of BurkeMercer Flooring Products consists of a full range of commercial rubber and vinyl flooring products and accessories including rubber and vinyl cove base, flooring tiles, stair treads, corners, shapes, special application adhesives and newly developed luminescent emergency lighting accessories sold under the BurkeEmerge trademark. BurkeMercer flooring and flooring accessory products are generally recognized by architects, builders, and contractors as the highest-quality commercial rubber flooring and flooring accessory products available in terms of construction, durability and ease of installation. In its principal markets, BurkeMercer cove base is utilized in most commercial applications using resilient tile flooring and virtually all commercial applications involving carpeting. Other BurkeMercer flooring products are employed in commercial and institutional settings where durability and resilience are of primary importance.

     Rubber flooring products are generally more expensive than vinyl products due to their material and manufacturing cost but yield a longer-lasting product. However, vinyl flooring products are extremely popular for less demanding applications and are the predominant commercial flooring construction material in geographic regions outside of the western United States. The addition of a vinyl cove base product line creates a lower-cost, complementary offering targeted at less demanding, more cost-sensitive applications.

     MARKETS AND CUSTOMERS

     BurkeMercer Flooring Products are sold primarily to dealers and distributors in the western United States and through a network of flooring products distributors in other regions. In addition to the San Jose, California and Eustis, Florida manufacturing facilities, the Company has distribution facilities in Santa Fe Springs, California, Rancho Cucamonga, California, Bensonville, Illinois, and South Kearny, New Jersey. In 1998, the top five customers of the Flooring Products division accounted for $9.7 million in net sales, representing 9.0% and 23.5%, respectively, of Burke's total and the Flooring Products division's net sales in that year.

     COMPETITION

     While there are a number of companies, both large and small, servicing the floor covering market, Burke is the largest producer of rubber cove base in the western United States. Burke's focus over many years on this specialized niche has created significant brand awareness and customer loyalty. The Mercer acquisition increases Burke's competitive advantage by adding several new vinyl-based product lines that have significant brand awareness and customer loyalty in the eastern United States. Burke's primary competitors in flooring accessory products include Roppe Corporation, Johnsonite, Flexco and Vinyl Plastics Incorporated.

COMMERCIAL PRODUCTS

     Burke's Commercial Products business serves end markets with both intermediate and finished silicone and organic rubber-based compounds and products. Commercial Products net sales increased from $14.8 million in 1993 to $32.2 million in 1998, and represented 30% of the Company's total net sales in 1998.

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

     New product development is an important focus within this group. Purosil has responded to recent market demand with newly designed charged-activated-coupling and knitted hose products for specific applications within the Class 8 truck market. These additions have strengthened the silicone hose product line and increased Burke's penetration of the OEM market.

     Burke leased an additional facility of approximately 56,000 square feet beginning in mid 1998. This facility is devoted to the manufacture and distribution of Purosil products and is expected to help to increase efficiency and customer service levels for all of the Company's silicone-based products.

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

     Burke's roofing and liner membrane systems are designed with DuPont's patented Hypalon polymer material, which is an extremely durable and flexible material, widely regarded as the highest-quality single-ply product available in the commercial roofing and membrane market. Burke's membrane products typically incorporate structural fabric laminated between thin layers of Hypalon. Burkeline roofing systems are installed by Burke-approved contractors and technical assistants and are fully warranted for up to 30 years.

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

     Most of Burke's customers of the custom products unit are repeat users and range from large industrial companies to niche manufacturers producing specialized elastomeric products. Burke has developed long-standing relationships with a broad base of customers as a supplier of both intermediate and finished products whose technical complexities are suited to its unique capabilities. Burke markets these products using direct and independent sales representatives in both the United States and Europe. In 1998, the top five customers of the Commercial Products division accounted for $8.6 million in net sales, representing 8.1% and 26.9%, respectively, of the Company's total and the Commercial Products division's net sales in that year.

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

                               SALES AND MARKETING

     Burke's sales and marketing personnel are organized by product lines. Based on the nature of the markets served and the established distribution channels in a particular segment, products are sold either directly to end-users or through distributors and independent sales representatives. Burke's Aerospace and Defense Products business has long-standing direct relationships with OEMs and aftermarket suppliers to the aerospace industry and supports these relationships by integrating its engineering and operating groups during the design, tooling and production phases of a customer's project. Burke solidifies its relationships through ongoing technical support throughout the life of a project.

     Burke's Flooring Products business sells through a direct sales effort and through flooring products distributors. Management believes the recently consolidated BurkeMercer product line will enable Burke to (i) increase its number of first-tier distributors, specifically in the midwest and east, who, in the past, have not carried Burke products due to Burke's lack of a vinyl product offering, and (ii) displace other vinyl suppliers with distributors that already carry Burke's rubber flooring products line. The Flooring Products business currently utilizes 16 direct sales representatives who manage direct sales and orchestrate the Company's national marketing efforts through approximately 345 commercial flooring products distributor locations.

     Burke's Commercial Products businesses utilize several different sales and marketing approaches due to the scope of their product offerings. Purosil's high-performance silicone hoses are sold directly to OEMs in the heavy-duty truck and bus market. The Company also manufactures a number of "standard" product hoses which are marketed through sales representatives and a national network of distributors. The other commercial products that Burke produces are primarily sold through specialized in-house representatives adept at identifying potential customers who can benefit from Burke's vertically integrated manufacturing, compound formulation and engineering capabilities.

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

     The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company generally warrants its roofing products for two years, for which the related costs are not significant. In addition, the Company sells extended warranties on roofing products for ten to thirty years. During the three-year period ended January 1, 1999, the Company incurred insignificant warranty costs with respect to its roofing products.

EMPLOYEES

     At January 1, 1999, the Company employed 1,058 employees at its various locations, including 935 involved in manufacturing and manufacturing support and 74 involved in product sales. Employees at the Company's various locations receive comparable insurance and benefit programs. Burke's employees at the San Jose and Taunton locations are represented by the International Association of Machinists and Electrical Workers Unions, respectively. The collective bargaining agreement for the Taunton location was renegotiated in June 1997 for a three-year term and the agreement for the San Jose location was renegotiated in October 1997 for a three-year term. Burke's employees at the Eustis, Florida location are represented by the Glass, Molders, Pottery, Plastics and Allied Workers International Union. This collective bargaining agreement was renegotiated in December 1998 for a three-year term. The Company has not experienced a work stoppage due to a labor dispute since 1975 and management believes that the Company's relationships with its employees and unions are good.

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

PATENTS


        PATENT NO.                              TITLE                                     GATT EXPIRY
        ----------            --------------------------------------------                -----------
        4,608,792             Roof membrane holdown system                                 11/12/08
        4,603,790             Tensioned reservoir cover, rainwater run-off                  3/11/05
                              enhancement system

TRADEMARKS

                                          MARK                                   EXPIRATION
        ----------------------------------------------------------------------   ----------
        VAC-Q-ROOF............................................................     12/1/02
        ROULEAU...............................................................     12/1/02
        BURKEBASE.............................................................      6/4/05
        SURETITE..............................................................      7/4/01
        BURKE INDUSTRIES......................................................     4/19/07
        ARGONAUT..............................................................      4/1/09
        DOCKSIDERS & DESIGN...................................................    11/26/05
        MAXXI-TREAD...........................................................     8/20/05
        MERCER FRICTION GRIP..................................................    12/03/08
        MERCER & DESIGN.......................................................    12/14/03
        MERCER................................................................     8/30/04
        MIRROR-FINISH.........................................................     7/20/03
        RUBBERLYTE............................................................     2/14/09
        RUBBERMYTE............................................................     7/23/01
        UNICOLOR..............................................................     4/05/04

ENVIRONMENTAL LIABILITY

     The Company is subject to various evolving federal, state and local environmental laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of hazardous and non-hazardous substances and wastes. These laws and regulations provide for substantial fees and sanctions for violations and, in many cases, could require the Company to remediate a site to meet applicable legal requirements. In connection with the Recapitalization, JFLEI conducted certain investigations (including, in some cases, reviewing environmental reports prepared by others) of the Company's operations and its compliance with applicable environmental laws. The investigations, which included Phase I assessments (consisting generally of a site visit, records review and non-intrusive investigation of conditions at the subject facility) by independent consultants, found that certain facilities have had or may have had releases of hazardous materials that may require remediation. Pursuant to the Merger Agreement (as defined below), the former shareholders of the Company have agreed, subject to certain limitations as to survival and amount, to indemnify the Company against certain environmental liabilities incurred prior to the consummation of the Recapitalization. Based in part on the investigations conducted and the indemnification provisions of the Agreement and Plan of Merger, dated as of August 13, 1997 (the "Merger Agreement") among JFLEI, JFL Merger Co. ("MergerCo") and certain former shareholders of the Company (pursuant to which the Company was recapitalized by means of a merger of MergerCo into the Company (the "Merger") with the Company surviving the Merger) with respect to environmental matters, the Company believes, although there can be no assurance, that its potential obligations relating to these environmental matters will not have a material adverse effect on its future financial position or results of operations.

     In connection with the Mercer acquisition, the Company conducted an environmental review of Mercer's operations and its compliance with applicable environmental laws. The review included a site visit to Mercer's manufacturing facility in Eustis, Florida and interviews with facility personnel regarding environmental matters. In addition, the Company reviewed existing environmental reports that included Phase I assessments, audits and limited soil and ground water sampling data. The environmental review revealed that Mercer's facilities have had, or may have had, releases of hazardous substances that may require remediation. Pursuant to the Stock Purchase Agreement, the former shareholders of Mercer have agreed, subject to certain limitations as to survival and amount, to indemnify the Company against certain environmental liabilities incurred prior to the purchase. Based, in part, on the environmental review conducted by the Company and the indemnification provisions of the Stock Purchase Agreement with respect to environmental matters, the Company believes, although there can be no assurance, that its potential obligations relating to these environmental matters will not have a material adverse effect on its future financial position or results of operations. The Company does not maintain a reserve for environmental liabilities.

ITEM 2. PROPERTIES

FACILITIES

     San Jose, California serves as the corporate headquarters for Burke as well as one of the manufacturing sites for the Flooring Products business and the organic rubber portion of the Commercial Products businesses. Santa Fe Springs, California is the manufacturing headquarters for Burke's silicone production activities and houses most of its Aerospace and Defense Products and all of its silicone Commercial Products businesses. Along with the industrial hose production, the Aerospace and Defense Products business classified development and production areas are also located at the Santa Fe Springs facility. The Taunton, Massachusetts facility is the manufacturing site for Burke's Haskon aerospace operations. This location provides Burke with an alternative eastern United States manufacturing presence for its aerospace customers.

     Burke's Flooring Products are produced in San Jose, California and Eustis, Florida. In addition, the Company leases and operates large distribution centers in Santa Fe Springs, California, Rancho Cucamonga, California, Bensonville, Illinois and South Kearny, New Jersey.

     The Company believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate for the Company's operating needs for the foreseeable future.

     As of March 15, 1999, Burke maintained operations at the following locations:

                                    SQUARE
            LOCATION                FOOTAGE    OWNERSHIP                           FUNCTION
-----------------------------       -------    ---------       -------------------------------------------------
San Jose, CA.................       123,000     Owned          Manufacturing, Engineering, Distribution, Offices
San Jose, CA.................        82,000     Leased         Manufacturing, Warehouse
Santa Fe Springs, CA.........        80,000     Leased         Manufacturing, Engineering, Distribution, Offices
Santa Fe Springs, CA.........        56,000     Leased         Manufacturing, Engineering, Distribution, Offices
Santa Fe Springs, CA.........        25,000     Leased         Mixing
Santa Fe Springs, CA.........        25,000     Leased         Warehouse, Distribution
Taunton, MA..................        85,000     Leased         Manufacturing, Engineering, Distribution, Offices
Bensonville, IL..............        15,000     Leased         Warehouse, Distribution
Eustis, FL...................        96,500     Owned          Manufacturing, Engineering, Distribution, Offices
Rancho Cucamonga, CA                 22,000     Leased         Warehouse, Distribution
South Kearny, NJ.............        25,000     Leased         Warehouse, Distribution

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

     On or about December 28, 1997, a former employee filed a complaint in the California Superior Court for the County of Santa Clara against the Company and certain of the Company's current and former officers and directors. On March 11, 1998, the plaintiff filed an amended complaint against the same defendants. The former employee alleges that he was induced to sell his stock in the Company to the Company and/or to the officer and director defendants in August 1996 through the use of allegedly false and/or misleading statements. The Company believes that such claims are without merit and intends to continue to vigorously defend such action. In this regard, on October 5, 1998, defendants answered the complaint and, in addition, filed a cross-complaint against the plaintiff for breach of contract. Defendants' cross-claim alleges that the plaintiff breached the terms of a general release he executed at the time he left the employ of the Company in 1996 and certain covenants set forth therein.

     On or about May 5, 1998, a former employee of Mercer filed a lawsuit in U.S. District Court Middle District of Florida against Mercer and Sovereign, the former owner of Mercer. The former employee made various claims for relief on the grounds that she was allegedly the victim of certain harassment, discrimination, retaliation and negligence. Pursuant to certain indemnification provisions contained in the Stock Purchase Agreement between the Company, Mercer and Sovereign, dated March 5, 1998, as amended by Amendment No. 1 to the Stock Purchase Agreement, dated April 21, 1998, Mercer tendered its defense to Sovereign and Sovereign agreed, through its counsel, to defend Mercer against the allegations asserted against Mercer by the former employee. Following Mercer's merger into the Company, the Company became a defendant in the lawsuit. In order to avoid the expenses associated with further litigation, including a possible trial, on or about February 2, 1999, the parties entered into a confidential settlement agreement pursuant to which the plaintiff agreed voluntarily to dismiss her claims against the Company without any admission of liability on the part of the Company. Although the terms of the settlement agreement are confidential, the settlement agreement included no terms that have had, or will have in the future, any material impact on the Company's business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY DIVIDENDS

     The Company's Common Stock is not listed or traded on any exchange. At January 1, 1999, there were approximately 13 holders of the Company's Common Stock.

     The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company and its subsidiaries to pay dividends is restricted by the indentures governing the $110,000,000 principal amount of Senior Notes Due 2007 and the Floating-Rate Notes (defined below) and, with respect to the Common Stock, the Company's Articles of Incorporation.

RECENT SALES OF UNREGISTERED SECURITIES

     In connection with the Mercer acquisition, on April 17, 1998, the Company issued $30,000,000 principal amount of Floating Interest Rate Senior Notes due 2007 of the Company (the "Floating-Rate Notes") to NationsBanc Montgomery Securities LLC (the "Initial Purchaser"). The aggregate price to the public of the Floating-Rate Notes was $30,000,000 and the aggregate initial purchaser's discounts and commissions were $900,000 resulting in aggregate proceeds to the Company of $29,100,000. The Company sold the Floating-Rate Notes in reliance on the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Initial Purchaser subsequently resold the Floating-Rate Notes in reliance on Rule 144A under the Securities Act of 1933, as amended. The Floating-Rate Notes were registered by the Company pursuant to a Registration Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on June 19, 1998.

     In connection with the Mercer acquisition, the Company also sold 3,000 shares of Series C 6% Convertible Preferred Stock ("Series C Convertible Preferred Stock") for aggregate consideration of $3 million. The Series C Convertible Preferred Stock was sold to all of the shareholders and warrantholders who elected to participate in the subscription offering. Upon the occurrence of certain triggering events, the holders of the Series C Convertible Preferred Stock are entitled to convert such shares into the Company's Common Stock at a price of $10 per share.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data below for the Company for the three years ended January 1, 1999 and as of January 1, 1999 and January 2, 1998 have been derived from the Consolidated Financial Statements of the Company which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Report. The selected consolidated financial data below for the Company for the years ended December 30, 1994 and December 29, 1995 and as of December 30, 1994 and December 29, 1995, and January 3, 1997 have been derived from the Consolidated Financial Statements of the Company which have also been audited by Ernst & Young LLP, but which are not included elsewhere herein. The information presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Report. The data below reflect the acquisition by the Company of certain assets of Purosil in March 1993; of Silicone Fabrication Specialists, Inc. ("SFS") in February 1995; of Haskon Corporation ("Haskon") in June 1995; of Kentile Corporation ("Kentile") in April 1996; of Mercer Products Company, Inc. ("Mercer") in April 1998, and the effect of the Recapitalization in August 1997.

                                                                               FISCAL YEAR
                                                    ------------------------------------------------------------------
                                                      1994          1995          1996           1997           1998
                                                      ----          ----          ----           ----           ----
                                                                         (DOLLARS IN THOUSANDS)
OPERATING DATA:
Net sales.....................................      $44,370       $68,411       $72,466        $90,228        $107,019
Cost of sales.................................       29,998        49,226        49,689         62,917          77,053
                                                     ------        ------        ------         ------          ------
Gross profit..................................       14,372        19,185        22,777         27,311          29,966
Selling, general and administrative expenses..        8,152        10,212        11,610         12,238          15,957
Transaction expenses(1).......................           --            --            --          1,321              --
Stock option purchase(2)......................           --            --            --         14,105              --
                                                    -------       -------       -------         ------         -------
Income (loss) from operations.................        6,220         8,973        11,167           (353)         14,009
Interest expense, net.........................        2,812         3,007         2,668          5,408          13,819
                                                    -------       -------       -------         ------         -------

Income (loss) before income tax provision
   (benefit), cumulative effect of
   accounting change, extraordinary loss
   and discontinued operation(3)..............        3,408         5,966         8,499         (5,761)            190
Income tax provision (benefit)................        1,395         3,393         3,466         (1,818)            160
                                                    -------       -------       -------         ------         -------

Income (loss) from continuing operations
 before cumulative effect of accounting
   change, extraordinary loss and
   discontinued operation(3)..................       $2,013        $2,573        $5,033        $(3,943)           $ 30
                                                    -------       -------       -------         ------         -------
Net income (loss)(3)..........................       $1,502        $1,094        $4,101        $(3,943)           $ 30
                                                    -------       -------       -------         ------         -------
                                                    -------       -------       -------         ------         -------

OTHER DATA:
EBITDA(4).....................................       $7,490       $10,461       $12,586        $16,851(5)      $17,184
EBITDA margin(4)..............................         16.9%         15.3%         17.4%          18.7%(5)        16.1%
Depreciation and amortization.................        1,270         1,488         1,419          1,499           3,175
Capital expenditures(6).......................          335         3,647         1,684          1,454           3,220
Cash interest expense.........................        2,438         2,683         1,950          2,059          12,223
Ratio of earnings to fixed charges(7).........          2.1x          2.8x          3.7x            --             1.0x

                                                                          AS OF FISCAL YEAR END
                                                    ------------------------------------------------------------------
                                                      1994          1995          1996           1997          1998
                                                      ----          ----          ----           ----          ----
                                                                         (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Working capital...............................       $4,766        $5,402        $5,328        $21,678       $18,946
Total assets..................................       28,551        39,729        40,673         62,837        93,945
Long-term obligations, less current portion...       16,937        21,803        18,126        110,000       140,000
Shareholders' equity (deficit)................          849           340         4,283        (86,490)      (85,472)


(1) Reflects $1,321 of expenses associated with the Recapitalization in August 1997.

(2) Reflects the Company's cost to purchase options issued and outstanding under the Company's stock option plan in connection with the Recapitalization in August 1997.

(3) Net income reflects (i) extraordinary loss on debt settlement, net of income tax benefit, of $815 in 1995 and (ii) losses, net of income tax benefit, of $511, $664 and $308 in 1994, 1995 and through June 28, 1996, respectively, incurred by the Company's custom-molded organic rubber products manufacturing operations, the assets of which were disposed of in June 1996, and loss, net of income tax benefit, of $624 in 1996 on disposal of those assets.

(4) EBITDA is the sum of income (loss) before cumulative effect of changes in accounting principles, extraordinary loss, discontinued operation, income tax provision (benefit) and interest, depreciation and amortization expense. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service indebtedness. However, EBITDA should not be considered as an alternative to income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles) and should not be construed as an indication of a company's operating performance or as a measure of liquidity.

(5) Reflects EBITDA excluding costs of stock option purchase, transaction expenses related to the Recapitalization and management fees paid to a former controlling shareholder.

(6) Capital expenditures include the acquisition of assets of SFS for $1,578 and Haskon for $2,081 in 1995, of Kentile for $854 in 1996. Capital expenditures in 1998 include $1,408 for a replacement information technology system, which will be completed in 1999.

(7) In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax provision (benefit), cumulative effect of accounting change, extraordinary loss and discontinued operation plus fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense estimated to be attributable to interest. Earnings were insufficient to cover fixed charges by $5.8 million for fiscal year ended 1997.

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

     The Company operates within one industry segment, elastomer products, and is organized into two business segments: silicone and organic products. The Company's products are organized into three product groups: Aerospace and Defense Products, which produces precision silicone seals and other products used on commercial and military aircraft; Flooring Products, which produces and distributes rubber and vinyl cove base and other floor covering accessory products; and Commercial Products, which produces various intermediate and finished silicone and organic rubber products.

     Burke entered the Aerospace and Defense Products business through the acquisition of Purosil's assets in 1993. The Company subsequently expanded its Aerospace and Defense Products business by purchasing the assets of two of its largest competitors, SFS and Haskon, in 1995. These acquisitions were completed in order to broaden Burke's Aerospace and Defense Products line and to incorporate advanced military stealth capability into this product group. Subsequent to these acquisitions, in

December 1995, the Company integrated all of its aerospace operations in anticipation of increased demand as communicated by aircraft OEMs.

     In general, Aerospace and Defense Products seals revenues are driven by both the building of new aircraft by OEM manufacturers and the repair and replacement of existing aircraft ("aftermarkets"). OEMs typically depend on a select group of suppliers to provide their seal requirements, working closely with them to design the customized tooling necessary to satisfy the industry's rigorous product testing standards. As a result of the Company's consolidation efforts throughout the mid-'90s, Burke is now positioned as the leading seals supplier for the domestic commercial aircraft industry and is OEM-specified on virtually every existing commercial and military aircraft platform in production. Revenues of low-observable seals and materials are derived from both the retrofit of existing aircraft, such as the B-1 bomber and the initial installation and replacement of existing low-observable material on aircraft, such as the B-2 bomber.

     Historically, revenues in the Flooring Products business have been driven by both new commercial construction and the continuous repair and remodeling of existing commercial space. Until recently, operations have been concentrated in the western United States and Burke has sold primarily rubber cove base moulding. The Company has developed a well-known brand name (BurkeBase) in the western United States by targeting the architectural community and installers of commercial flooring. Growth in Flooring Products revenues was significant in 1998 due to improvement in the commercial construction market in the western United States and the acquisition of Mercer.

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

RESULTS OF OPERATIONS

     The following table sets forth certain income statement information for the Company for the fiscal years ended January 3, 1997, January 2, 1998, and January 1, 1999:

                                                                 FISCAL YEAR ENDED
                                               PERCENTAGE                  PERCENTAGE                   PERCENTAGE
                                    1996      OF NET SALES      1997      OF NET SALES       1998      OF NET SALES
                                    ----        ----------      ----      ------------       ----        ----------
                                                              (DOLLARS IN THOUSANDS)
Net sales:
Aerospace and Defense Products..       $24,622         34.0%       $31,225         34.6%        $33,766         31.6%
Flooring Products...............        20,546         28.4         23,475         26.0          41,091         38.4
Commercial Products.............        27,298         37.6         35,528         39.4          32,162         30.0
                                        ------         ----         ------         ----          ------         ----
Total net sales.................        72,466        100.0         90,228        100.0         107,019        100.0
Cost of sales...................        49,689         68.6         62,917         69.7          77,053         72.0
                                        ------         ----         ------         ----         -------        -----

Gross profit....................        22,777         31.4         27,311         30.3          29,966         28.0
Selling, general and
   administrative expenses......        11,569         16.0         12,174         13.6          14,546         13.6
Transaction costs...............            --          --           1,321          1.5              --         --
Stock option purchase...........            --          --          14,105         15.6              --         --
Amortization of Goodwill........            41          --              64           --           1,411          1.3
                                        ------         ----         ------         ----           -----         ----
Income (loss) from operations...        11,167         15.4           (353)        (0.4)         14,009         13.1
Interest expense, net...........         2,668          3.7          5,408          6.0          13,819         12.9
                                        ------         ----         ------         ----         -------        -----
Income (loss) before income
   tax provision (benefit),
   extraordinary loss and
   discontinued operation.......         8,499         11.7         (5,761)        (6.4)            190          0.2
Income tax provision (benefit)..         3,466          4.8         (1,818)        (2.0)            160          0.2
                                        ------         ----         -------       ------           ----        -----
Income (loss) from continuing
   operations before
   extraordinary loss and
   discontinued operation.......        $5,033          6.9%       $(3,943)        (4.4)%           $30         --
                                        ------         ----         -------       ------           ----        -----
                                        ------         ----         -------       ------           ----        -----
Net income (loss)...............        $4,101          5.7%       $(3,943)        (4.4)%           $30         --
                                        ------         ----         -------       ------           ----        -----
                                        ------         ----         -------       ------           ----        -----

     YEAR ENDED JANUARY 1, 1999 VERSUS YEAR ENDED JANUARY 2, 1998

     NET SALES. Total net sales increased 18.6%, from $90.2 million in 1997 to $107.0 million in 1998. Aerospace and Defense Products sales grew 8.1%, due primarily to increased demand for military products. Flooring Products sales increased 75.0%, due primarily to the acquisition of Mercer. Commercial Products sales decreased 9.5%, primarily because 1997 included a liner project order that favorably affected results for that period, partially offset by volume associated with new products introduced during 1998 by the silicone hose portion of this product group.

     COST OF SALES. Cost of sales increased 22.5%, from $62.9 million in 1997 to $77.1 million in 1998. As a percentage of net sales, gross profit decreased from 30.3% to 28.0%. The decrease in profit percentage was primarily due to temporary operating inefficiencies, both in connection with new product ramp-up, and also in connection with the silicone products' facility expansion which occurred in July, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 18.9%, from $12.2 million in 1997 to $14.5 million in 1998. The increase in spending was primarily due to the acquisition of Mercer. As a percentage of net sales, selling, general and administrative expenses remained constant.

     TRANSACTION EXPENSES AND STOCK OPTION PURCHASE. Transaction expenses and stock option purchase were one-time expenses associated with the leveraged recapitalization in August, 1997.

     AMORTIZATION OF GOODWILL. Amortization of goodwill increased to $1.4 million in 1998. The increase was due to the acquisition of Mercer.

     INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased from a loss of $0.4 million in 1997 to income of $14.0 million in 1998.

     INTEREST EXPENSE. Interest expense increased 155.5%, from $5.4 million in 1997 to $13.8 million in 1998. The increase was due to the issuance of the Senior (fixed-rate) Notes on August 20, 1997 and the Floating-Rate Notes on April 21, 1998.

     INCOME FROM CONTINUING OPERATIONS. As a result of the above factors, income from continuing operations increased from a loss of $3.9 million in 1997 to income of less than $0.1 million in 1998.

     YEAR ENDED JANUARY 2, 1998 VERSUS YEAR ENDED JANUARY 3, 1997

     NET SALES. Total net sales increased 24.5%, from $72.5 million in 1996 to $90.2 million in 1997. Aerospace and Defense Products sales grew 26.8%, due to strong expansion of commercial aircraft build rates. Despite this overall performance, revenue for low-observable materials decreased in the second half of the year due to material product design changes by major customers, which delayed shipments of these materials. Flooring Products sales grew 14.3% due to price increases and generally stronger demand for construction products in California and the introduction of vinyl cove base products. Commercial Products sales grew 30.1% due to a major sale of membrane products for a liner application and due to orders from a new customer.

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

     TRANSACTION EXPENSES AND STOCK OPTION PURCHASE. Transaction expenses were incurred in connection with the Recapitalization. The stock option purchase charge in 1997 represents the compensation component of payments made for the cancellation of stock options in connection with the Recapitalization.

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

INCOME TAX PROVISION

     For 1998, the Company recorded an income tax provision of $160,000 which differed from the federal statutory rate primarily due to filing requirements in certain states as a result of the Mercer acquisition.

     For 1996 and 1997, the Company recorded an income tax provision (benefit) of 40.8% and (31.6%), respectively, which differs from the federal statutory rate primarily due to state income taxes (net of federal benefit) and in 1997 due to additional provision for federal and state audits. In 1996, the Company settled with the Internal Revenue Service ("IRS") certain issues relating to the Company's income tax returns for 1988 through 1990. As of January 3, 1997, the Company had fully provided for the taxes and interest which are payable as a result of the settlement.

     In addition to the above settlement, in 1997, the Company settled with the IRS certain issues related to the Company's income tax returns for 1992 and 1993. The Company fully provided for the taxes and interest which are payable as a result of the settlement.

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOW. The Company's principal uses of cash are to finance working capital and capital expenditures related to asset acquisitions and internal growth. Burke's net cash provided by operating activities was $6.0 million in 1998. Excluding the charge related to the stock option purchase, Burke's net cash provided by operating activities would have been $5.6 million in 1997.

     CAPITAL REQUIREMENTS. The Company expects to spend approximately $2.5 million during 1999 on capital expenditures not directly related to acquisitions. In 1998, $3.2 million was spent on capital expenditures not directly related to acquisitions, including $1.4 million for a replacement information technology system that will be completed in 1999. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures.

     SOURCES OF CAPITAL. On April 21, 1998, the Company acquired all of the issued and outstanding capital stock of Mercer, from Sovereign, for an aggregate purchase price of $38,474,000 (including acquisition costs of $2,280,000).

     Financing for this acquisition and related expenses was provided, in large part, from the sale of (the "Offering") $30 million principal amount of Floating-Rate Notes Due 2007. The balance of the financing was provided with $3.0 million from the sale of 3,000 shares of the Company's 6% Series C Cumulative Convertible Preferred Stock (the "Series C Convertible Preferred Stock") and cash on hand.

     The Floating-Rate Notes mature on August 15, 2007, with interest on the notes payable semi-annually on February 15 and August 15, commencing August 15, 1998. The Floating-Rate Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points, with the interest rate reset semiannually. The Floating-Rate Notes are unconditionally guaranteed on a joint and several basis by each of the Company's subsidiaries. Upon a change of control of the Company, the Company will be required to make an offer to repurchase all outstanding Floating-Rate Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon at the date of repurchase.

     Contemporaneously with the Mercer acquisition, the Company amended its existing Loan and Security Agreement, as amended from time to time, with NationsBank, N.A., as administrative agent, and other lending institutions party thereto (the "Credit Agreement") to, among other things, (i) increase the Company's borrowing capacity from $15.0 million to $25.0 million (as amended, the "Credit Facility"), (ii) add Mercer as a borrowing subsidiary (as defined in the Credit Agreement), (iii) increase certain of the baskets contained in the restrictive covenants to reflect the increased size of the Company after the closing of the Mercer acquisition and (iv) waive any default or event of default that may otherwise have resulted from the consummation of the Offering and the Mercer acquisition. Following the merger of Mercer with and into Burke, which occurred in August 1998, Mercer was no longer a borrowing subsidiary under the Credit Agreement.

     The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's options, Eurodollar Rates plus a margin of 2.5% or upon the Prime Rate. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain ratios and tests and provide that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default. At fiscal year end 1998, the Company was not in compliance with certain of these covenants. The Company obtained a waiver from the bank and future covenants have been amended.

     The Company anticipates that its principal use of cash during 1999 will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments.

YEAR 2000 ISSUE

     GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

     The Year 2000 issue ("Year 2000 Issue") is the result of computer programs being written using two digit rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     Based on recent assessments, the Company determined that it had to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not timely completed, the Year 2000 Issue could have a material impact on the operations of the Company.

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

     STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

     With respect to its information technology, the Company is 50% complete on the remediation phase and expects to complete software and hardware replacement no later than June 30, 1999. Completion of the testing phase for all significant systems is expected by June 30, 1999.

     The Company is utilizing both internal and external resources to replace and test the software and hardware for resolution of the Year 2000 Issue. In conjunction with the Company's current $2.2 million information technology systems re-engineering effort, approximately 50% of the total cost is estimated to be related to the Year 2000 project. Most of the cost of the new system will be funded through a lease.

     NATURE AND LEVEL OF IMPORTANCE OF THIRD PARTIES AND THEIR EXPOSURE TO THE YEAR 2000 ISSUE

     The Company has no significant systems which would interface directly with third party vendors. To date, the Company is not aware of any external agent with a Year 2000 Issue that would materially impact the Company's results of operations, liquidity, or capital resources. The Company has sent out questionnaires to external agents during the first quarter of 1999 in an effort to verify the external agents' Year 2000 readiness. However, the Company has no means of ensuring that the external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

     RISKS

     Management believes it has an effective program in place to resolve the Year 2000 Issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 program. In the event that the Company does not complete any additional phases, the Company might be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from the Year 2000 Issue could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     CONTINGENCY PLANS

     The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in the second quarter of 1999 and determine whether such a plan is necessary.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks related to fluctuations in interest rates on its Senior Notes and Floating-Rate Notes. The Company does not currently use interest rate swaps or other types of derivative financial instruments.

     For fixed rate debt such as the Senior Notes, changes in interest rates generally affect the fair value of the debt instrument. For variable rate debt such as the Floating-Rate Notes, changes in interest rates generally do not affect the fair value of the debt instrument, but do affect earnings and cash flows. The Company does not have an obligation to repay its Senior Notes prior to maturity in 2007 and, as a result, interest rate risk and changes in fair value should not have a significant impact on the Company. Management believes that the interest rate on the Senior Notes approximates the current rates available for similar types of financing and as a result the carrying amount of the Senior Notes approximates fair value. The carrying value of the Floating-Rate Notes approximates fair value as the interest rate is variable and resets frequently. The Floating-Rate Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points and each one percentage point increase in interest rates would result in an increase in interest expense of $300,000 per year.

     Management does not believe that the future market rate risk related to the Senior Notes and Floating-Rate Notes will have a material impact on the Company's financial position, results of operations or liquidity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the name, age and position of each person who is a director or executive officer of the Company as of March 15, 1999. Each director will hold office until the next annual meeting of the shareholders or until his successor has been elected and qualified. Officers will be elected by the Board of Directors and will serve at the discretion of the Board.


NAME                                      AGE                                  POSITIONS
----                                      ---                                  ---------
Rocco C. Genovese...................       62      Vice Chairman of the Board, President and Chief Executive Officer
Reed C. Wolthausen..................       51      Director, Senior Vice President
David E. Worthington................       45      Treasurer, Vice President--Finance
Robert F. Pitman....................       44      Vice President and Technical Director--San Jose
Hisham Alameddine...................       40      Vice President--Operations--San Jose
Thomas G. Keup......................       51      Vice President--Operations--Eustis, Florida
Craig A. Carnes.....................       39      Vice President--Sales and Marketing--Flooring Products
Martin J. Suydam, Jr................       55      President--Silicone Products Group
Anthony E. Lawson...................       44      Vice President and General Manager--Silicone Products Group
Robert P. Harrison..................       63      Vice President--Aerospace and Defense--Haskon Operations
Robert G. Engle.....................       57      Vice President--Operations--Santa Fe Springs
Ronald A. Stieben...................       51      Vice President--Sales and Marketing--Purosil
George Sawyer.......................       67      Chairman of the Board
Oliver C. Boileau, Jr...............       72      Director
Donald Glickman.....................       65      Director
Bruce D. Gorchow....................       45      Director
John F. Lehman......................       56      Director
Keith Oster.........................       37      Director
Thomas G. Pownall...................       77      Director
Joseph A. Stroud....................       43      Director


     ROCCO C. GENOVESE, Vice Chairman, President and Chief Executive Officer, has been with the Company for 43 years. Mr. Genovese joined Burke in 1955 and has held a number of operations and sales positions within the Company since that time. Mr. Genovese assumed his current role as President and Chief Executive Officer in 1989. He is active in all aspects of Burke's business and is a participant in several industry associations.

     REED C. WOLTHAUSEN, Senior Vice President, has been with the Company for ten years. Initially serving as the Company's Chief Financial Officer, Mr. Wolthausen now manages Burke's information technology systems re-engineering effort and other strategic issues. Prior to joining Burke, he served as Chief Financial Officer for Micronix Corp. and as Controller for Velo-Bind, Inc.

     DAVID E. WORTHINGTON, Treasurer and Vice President--Finance, has been with the Company for eight years. Mr. Worthington joined Burke as Corporate Controller in 1990 and served in that capacity until 1997 when he was promoted to his current position. Prior to joining the Company, he served as Chief Financial Officer for Electro-Technology Corporation.

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

     HISHAM ALAMEDDINE, Vice President--Operations--San Jose, has been with the Company for seven years. Before serving in his current position, Mr. Alameddine served as Director of Engineering Services for the Company. Prior to joining Burke, Mr. Alameddine was the Vice President of Manufacturing for Sonfarrel, Inc. and has held senior operations positions with two other companies.

     THOMAS G. KEUP, Vice President--Operations--Eustis, Florida, joined the Company in April 1998 when Burke purchased Mercer. Mr. Keup joined Mercer in 1991 as Operations Manager and became Director of Operations in 1993. Prior to joining Mercer, Mr. Keup was Director of Technology for Chelsea Building Products from 1989 to 1991. Mr. Keup is a member of the Society of Plastic Engineers and the SPS Vinyl Division Technical Program Committee.

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

     MARTIN J. SUYDAM, JR., President--Silicone Products Group, joined the Company in November 1998. For five years prior to joining the Company, Mr. Suydam was the President and a Senior Consultant of FOCUS Consulting Inc., an independent consulting firm in Virginia which specializes in Business Management and Business Development services. Prior to founding FOCUS, Mr. Suydam was Vice President of Business Development for the BMY Defense Group where his responsibilities included overall Washington operations for the Group's tracked and wheeled vehicle product lines. Prior to joining BMY, Mr. Suydam also served as Vice President and General Manager of West Coast Operations for John J. McMullen Associates, an engineering firm specializing in naval architecture and marine engineering. Mr. Suydam also held positions as Corporate Vice President of Business Development and Planning for ALCOA/TRE (now Alcoa Composites), a wholly owned subsidiary of the Aluminum Company of America (ALCOA) and Vice President of Marketing (domestic and international) for General Dynamics Land Systems Division. Mr. Suydam has held senior executive positions with the U.S. government, including Director of Resources & Policy Evaluation for the Assistant Secretary of the Navy (Shipbuilding and Logistics) and as a policy analyst in the Office of the Secretary of Defense. Mr. Suydam retired from the Army Reserves as a Colonel after 31 years of military service.

     ANTHONY E. LAWSON, Vice President and General Manager--Silicone Products Group, joined the Company in May 1998. Prior to joining the Company, Mr. Lawson worked for Northrop Grumman from 1985 to September 1997 where he most recently held the position of Vice President and B-2 Deputy Program Manager responsible for 6,000 employees and daily program activities including engineering, business management, business development and manufacturing. Mr. Lawson also held positions at Northrop Grumman as Vice President of Pico Rivera Operations and Composites in the Military Aircraft Systems Division, Vice President of the Pico Rivera Operations in the B-2 Division, Vice President of Production in the B-2 Division, Final Inspection Operations Manager, Product Inspections Manager and Quality Assurance Manager. From 1980 through 1983, Mr. Lawson held various positions at Rockwell International, including Supervisor, Quality Assurance in the NAOO Division, Supervisor, Quality and Reliability Assurance in the Space Division and Test Quality Engineer in the Space Division.

     ROBERT P. HARRISON, Vice President--Aerospace and Defense--Haskon Operations, joined the Company with the acquisition of Purosil in March 1993. Prior to Purosil, Mr. Harrison worked for Haskon Corporation ("Haskon") where he was a Vice President of Sales and Engineering, responsible for all of Haskon's sales and product engineering efforts in the aerospace industry in North America and Europe. From January 1972 to September 1981, Mr. Harrison was Superintendent of the Injection and Mechanical Molding Departments and the Urethane Coating Department of Beebe Rubber Company, a manufacturer of automobile and industrial molding goods. From September 1962 through December 1971, Mr. Harrison held positions as a Manufacturing Manager of Chomerics, Inc., a manufacturer of shielding products and components for the electronics industry, a Production Manager for Bond Rubber Company and a General Foreman of the compounding, extrusion and molding departments of Haskon.

     ROBERT G. ENGLE, Vice President--Operations--Santa Fe Springs, joined Burke as Industrial Engineering Manager in 1986 and has since held the positions of Engineering Manager and Vice President of Manufacturing. Before joining Burke, Mr. Engle served as Manager of Engineering Services and Chief Industrial Engineer for Norton Company.

     RONALD A. STIEBEN, Vice President--Sales and Marketing--Purosil, has worked for the Company for three years. Prior to joining Burke, Mr. Stieben worked for 16 years at Kirkhill Rubber Company, one of Burke's competitors. He served as Vice President of Sales for Kirkhill for five years before joining Burke in 1995.

     GEORGE SAWYER, Chairman of the Board of Directors of the Company and a Managing Principal of Lehman, has been affiliated with Lehman for the past six years. From 1993-1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine Inc. Prior to that, Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is Chairman of Special Devices, Inc. and a director of Elgar Holdings, Inc. and also serves on the Board of Trustees of Webb Institute and is on the Board of Managers of the American Bureau of Shipping.

     OLIVER C. BOILEAU, JR., became a director of the Company upon consummation of the Recapitalization. He joined The Boeing Company in 1953 as a research engineer and progressed through several technical and management positions and was named Vice President in 1968 and then President of Boeing Aerospace in 1973. In 1980, he joined General Dynamics Corporation as President and a member of the Board of Directors. In January 1988, Mr. Boileau was promoted to Vice Chairman. He retired in May 1988. Mr. Boileau joined Northrop Grumman Corporation ("Northrop Grumman") in December 1989 as Vice President and President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, and the Massachusetts Institute of Technology-Lincoln Laboratory Advisory Board. Mr. Boileau is also a director of Elgar Holdings, Inc. and Special Devices, Inc.

     DONALD GLICKMAN, became a director of the Company upon consummation of the Recapitalization and is a Managing Principal of Lehman. Prior to joining Lehman, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently Chairman of Elgar Holdings, Inc. and a director of the McNeal-Schwendler Corporation, General

Aluminum Corporation, Special Devices, Inc. and Monroe Muffler Brake, Inc. He is also a trustee of MassMutual Participation Investors and Wolf Trap Foundation for the Performing Arts.

     BRUCE D. GORCHOW, became a director of the Company upon consummation of the Recapitalization and is a member of the investment advisory board of Lehman. Since 1991, Mr. Gorchow has been Executive Vice President and head of the Private Finance Group of PPM America, Inc. Mr. Gorchow is also a director of Global Imaging Systems, Inc., Leiner Health Products, Inc., Tomah Products, Inc. and Elgar Holdings, Inc. and is an investment director of several investment limited partnerships. Mr. Gorchow also represents PPM America, Inc. on the boards of ten of its portfolio companies. Prior to his position at PPM America, Mr. Gorchow was a Vice President at Equitable Capital Management, Inc.

     JOHN F. LEHMAN, became a director of the Company upon consummation of the Recapitalization and is a Managing Principal of Lehman. Prior to founding Lehman in 1990, Dr. Lehman was an investment banker with Paine Webber, Inc. from 1988 to 1990, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc., and is a member of the Board of Directors of Elgar Holdings, Inc., Special Devices, Inc., Ball Corporation and ISO Inc. and is Chairman of the Princess Grace Foundation, a director of OpiSail Foundation and a trustee of LaSalle College High School.

     KEITH OSTER, became a director of the Company upon consummation of the Recapitalization and is a Principal of Lehman. Mr. Oster joined Lehman in 1992 and is principally responsible for financial structuring and analysis. Prior to joining Lehman, Mr. Oster was with the Carlyle Group, where he was responsible for analyzing acquisition opportunities and arranging debt financing, and was a Senior Financial Analyst with Prudential-Bache Capital Funding, working in the Mergers, Acquisitions and Leveraged Buyout Department. Mr. Oster is also a director of Elgar Holdings, Inc. and Special Devices, Inc.

     THOMAS G. POWNALL, became a director of the Company upon consummation of the Recapitalization and is a member of the investment advisory board of Lehman. Mr. Pownall was Chairman of the Board of Directors from 1983 until 1992 and Chief Executive Officer of Martin Marietta Corporation ("Martin Marietta") from 1982 until 1988. Mr. Pownall joined Martin Marietta Corporation in 1963 as Vice President of its Aerospace Advanced Planning Unit, became President of Aerospace Operations and, in succession, Vice President and President and Chief Operating Officer of Martin Marietta. Mr. Pownall is also a director of the Titan Corporation, Elgar Holdings, Inc. and Special Devices, Inc., Director Emeritus of Sundstrand Corporation, serves on the advisory boards of Ferris, Baker Watts Incorporated and is President of the American-Turkish Council. He is also a director of the U.S. Naval Academy Foundation and the Naval Academy Endowment Trust and a trustee of Salem-Teikyo University.

     JOSEPH A. STROUD, became a director of the Company in February 1998 and is a Principal of Lehman. Mr. Stroud has been affiliated with Lehman since 1992 and formally joined the firm in 1996. He is responsible for managing the financial and operational aspects of portfolio company value-enhancement. Prior to joining Lehman, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993,

Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is also a director of Elgar Holdings, Inc. and Special Devices, Inc.

CERTAIN RIGHTS OF HOLDERS OF REDEEMABLE PREFERRED STOCK

     Under certain circumstances, the holders of the Redeemable Preferred Stock may have the right to elect a majority of the directors of Company. See "Certain Relationships and Related Transactions--Shareholders Agreement."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Board of Directors has established a Human Resources and Compensation Committee, consisting of Messrs. Lehman, Sawyer, Genovese, Glickman, and Stroud. The Compensation Committee assists the Board of Directors in its responsibilities for corporate governance relating to recruiting, appointing and compensating officers and directors and with respect to human resources policies and issues. During 1998, Mr. Genovese served as the Company's President and Chief Executive Officer.

ITEM 11. EXECUTIVE COMPENSATION

     The information set forth in this section relates to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of January 1, 1999.

COMPENSATION SUMMARY

     The following summary compensation table sets forth for the fiscal years ended January 1, 1999, January 2, 1998 and January 3, 1997, the historical compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") as of January 1, 1999:

                                                                                                       LONG-TERM
                                                               ANNUAL COMPENSATION(1)                COMPENSATION
                                                       -------------------------------------------   ------------
                                                                                                      SECURITIES
                                                                                                      UNDERLYING
NAME AND PRINCIPAL POSITION         FISCAL YEAR        SALARY ($)     BONUS ($)(2)    OTHER ($)(3)      OPTIONS
                                    -----------        ----------     ------------  --------------   ------------
Rocco C. Genovese.                     1998             $233,651      $       --    $          --             --
President and Chief                    1997              196,925         317,500        5,579,314        150,000
Executive Officer                      1996              180,050         150,000               --        336,000

Reed C. Wolthausen                     1998              170,192              --               --             --
Senior Vice President                  1997              148,800         237,000        3,201,004        100,000
                                       1996              141,378         100,000               --        224,000

David E. Worthington                   1998              109,324          22,000               --             --
Vice President--Finance                1997               95,166         100,000          393,766         10,000
                                       1996               90,794          25,000               --             --

Craig A. Carnes                        1998              114,575          20,000               --             --
Vice President--Sales and              1997               94,231          25,000          161,710          7,500
   Marketing--Flooring                 1996               89,342          60,000               --         40,000
   Products



Ronald A. Stieben                      1998              132,500              --               --             --
Vice President--Sales and              1997              130,000              --          183,757          7,500
Marketing--Purosil                     1996              130,000              --               --             --




(1) Perquisites and other personal benefits paid in 1998 for the Named Executive Officers aggregated less than the lesser of $50,000 and 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each named executive officer and, accordingly, are omitted from the table.

(2) Annual bonuses are indicated for the year in which they were earned and accrued. Annual bonuses for any year are generally paid in the following fiscal year.

(3) Represents the compensation component of the consideration paid to the executives for their stock options in the Company in connection with the Recapitalization.

OPTIONS GRANTED IN 1998

     No options were granted in 1998 to the Named Executive Officers.

AGGREGATE OPTION PURCHASES IN LAST FISCAL YEAR-END AND FISCAL YEAR END OPTION VALUES

     The following table summarizes information with respect to the year-end values of all options held by Named Executive Officers.


                                                                       NUMBER OF SECURITIES
                                                                            UNDERLYING
                                                                        UNEXERCISED OPTIONS    VALUE OF UNEXERCISED
                                        SHARES                          AT FISCAL YEAR-END     IN-THE-MONEY OPTIONS
                                      ACQUIRED ON                        (#) EXERCISABLE/       AT FISCAL YEAR-END
NAME                                   EXERCISE       VALUE REALIZED      $UNEXERCISABLE              ($)(1)
--------------------                  -----------     --------------    -------------------    --------------------
Rocco C. Genoves                          0                0            37,500/112,500                  $0
Reed C. Wolthausen                        0                0             25,000/75,000                  $0
David E. Worthington                      0                0               2,500/7,500                  $0
Craig A. Carnes                           0                0               1,875/5,625                  $0
Ronald A. Stieben                         0                0               1,875/5,625                  $0

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

                     EXECUTIVE DEFERRED COMPENSATION AGREEMENT

     The Company has established an Executive Deferred Compensation Agreement which is a deferred compensation plan for certain executive officers and other highly compensated officers of the Company. Commencing on December 1, 1995 and continuing through the date on which the participant's employment with the Company terminates as a result of death, retirement, disability or any other cause, the participant is entitled to defer to an account an amount set forth in an annual election form, which the participant would otherwise be entitled to receive as compensation. Each participant's account accrues investment income based upon the investment election of the participant. Such deferred amounts are fully vested and are payable upon termination of employment, death, retirement or disability. The accumulated amount deferred in this plan as of fiscal year end 1998 was $0.5 million.

                               STOCK OPTION PLAN

     The Board of Directors of the Company has adopted the 1997 Stock Option Plan (the "Plan"), pursuant to which officers, directors and key employees of the Company and its parents and subsidiaries are eligible to receive options to purchase the Company's Common Stock. The Plan is administered by the Board of Directors. The aggregate number of shares which may be issued under options shall not exceed 500,000 shares, subject to adjustment under certain circumstances provided for in the Plan. Any stock option granted under the Plan may be an Incentive Stock Option (as defined in the Plan) or a non-qualified stock option. The price of Incentive Stock Options shall range from one hundred to one hundred and ten percent of the fair market value of the shares depending upon whether or not the optionee is a ten percent holder. The fair market value shall be determined by reference to market prices if the stock is publicly traded or shall be determined in good faith by the Board in the absence of a public market. Options granted under the Plan vest as determined by the Board. No option may be granted under the Plan more than ten years from the date of its adoption.

                                401(K) PLANS

     The Company maintains two defined contribution 401(k) plans. The first plan covers substantially all of the Company's non-hourly employees who are not employed in the Mercer business. The employees become eligible to participate after 1,000 hours of service and participants may elect to contribute up to 20% of their compensation to this plan, subject to Internal Revenue Service limits. The Company matches a portion of the employees' contribution. The Company also maintains a defined contribution plan for salaried and hourly employees who were formerly employed by Mercer. Participating employees contribute to this 401(k) plan based on a percentage of their compensation, which is matched by the Company based on a percentage of employee contributions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 15, 1999 by (i) each director, (ii) each of the Named Executive Officers of the Company, (iii) all executive officers and directors as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.


                                                                                           PERCENTAGE OF SHARES
NAME OF INDIVIDUAL OR ENTITY(1)                             NUMBER OF SHARES(2)               OUTSTANDING(3)
---------------------------------------------------         -------------------            --------------------
JFLEI(4)...........................................               3,134,298                         81.3%
John F. Lehman(5)..................................               3,134,298                         81.3
George Sawyer(5)...................................               3,134,298                         81.3
Donald Glickman(5).................................               3,134,298                         81.3
Keith Oster(5).....................................               3,134,298                         81.3
Joseph A. Stroud(5)................................               3,134,298                         81.3
Rocco C. Genovese(6)...............................                 278,500                          7.2
Reed C. Wolthausen(7)..............................                 218,602                          5.6
David E. Worthington(8)............................                  17,000                          *
Craig A. Carnes(9).................................                   7,175                          *
Ronald A. Stieben(9)...............................                   2,975                          *
Oliver C. Boileau, Jr.(10).........................                      --                         --
Thomas G. Pownall(11)..............................                      --                         --
Bruce D. Gorchow(12)...............................                      --                         --


Jackson National(13)...............................                 428,444                         10.0
MassMutual(13).....................................                 428,444                         10.0
All directors and executive officers as a group (20
persons)...........................................               3,688,200                         93.7%


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

(3) Computed based upon the total number of shares of the Company's Common Stock outstanding and the number of shares of the Company's Common Stock underlying the options or warrants held by that person exercisable within 60 days of March 15, 1999. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding as of March 15, 1999, which is subject to options or warrants exercisable within 60 days, is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Company's Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Company's Common Stock owned by any other person. On a fully diluted basis, as of March 15, 1999, JFLEI and its affiliates would own approximately
     65% of the Company's Common Stock, the executive officers and directors as a group would own approximately 76.5% of the Company's Common Stock and the warrantholders (including Jackson National, MassMutual and Paribas) would have the right to purchase approximately 20% of the Company's Common Stock.

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

(6) Includes options to purchase 37,500 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

(7) Includes options to purchase 25,000 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

(8) Includes options to purchase 2,500 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

(9) Includes options to purchase 1,875 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

(10) Mr. Boileau is a limited partner of JFLEI.

(11) Mr. Pownall is a limited partner of JFLEI and is on the investment advisory board of Lehman.

(12) Mr. Gorchow is on the investment advisory board of Lehman.

(13) All shares are obtainable upon the exercise of warrants, which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

     Pursuant to the terms of the ten-year Management Agreement (the "Management Agreement") entered into between Lehman and the Company, (i) upon consummation of the Recapitalization, the Company paid Lehman certain transaction fees and
(ii) the Company agreed to pay Lehman an annual management fee equal to $500,000, as may be adjusted from time to time subject to necessary board approval, that commenced accruing on October 1, 1998 and which was to be payable on a quarterly basis in arrears commencing on January 1, 1999. During 1998, the Board of Directors approved an amendment to the Management Agreement and the Company concurrently entered into a Management Services Agreement with Lehman, the combined effect of which was to further delineate the management services to be provided by Lehman and to provide that Lehman's management fee would be paid in advance on a quarterly basis commencing October 1, 1998.

SHAREHOLDERS AGREEMENT

     In connection with the Recapitalization, the Company, JFLEI, the Continuing Shareholders (as defined in the Shareholders Agreement) and, in their capacity as holders of the Warrants (as defined in the Shareholders Agreement), Jackson National Life Insurance Company ("Jackson National"), Paribas North America, Inc. ("Paribas"), MassMutual Corporate Value Partners Limited, Massachusetts Mutual Life Insurance Company, MassMutual High Yield Partners LLC (collectively, "MassMutual") (collectively, the "Shareholders") entered into a Shareholders Agreement (the "Shareholders Agreement"), the principal terms of which are summarized below:

     CERTAIN VOTING RIGHTS OF HOLDERS OF REDEEMABLE PREFERRED STOCK. If at any time after October 15, 2000, any amount of cash dividends payable on the Series A and Series B 11 1/2% Cumulative Redeemable Stock (collectively, the "Redeemable Preferred Stock"), which was issued on the closing date of the Recapitalization, shall have been in arrears and unpaid for four or more successive Dividend Payment Dates, then the number of directors constituting the Board of Directors shall, without further action, be increased by the Dividend Arrears Number (as defined below) and, in addition to any other rights to elect directors which the holders of Redeemable Preferred Stock may have, the holders of all outstanding shares of Redeemable Preferred Stock, voting separately as a class and to the exclusion of the holders of all other classes and series of stock of the Company, shall be entitled to elect the directors of the Company to fill such newly created directorships.

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

                                                                                            PAGE REFERENCE
                                                                                               FORM 10-K
                                                                                            --------------
Report of Ernst & Young LLP, Independent Auditors...........................................    F-2
Consolidated Statements of Operations for the three fiscal years ended January 1, 1999......    F-3
Consolidated Balance Sheets at January 2, 1998 and January 1, 1999..........................    F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the three fiscal years ended

     January 1, 1999........................................................................    F-5
Consolidated Statements of Cash Flows for the three years ended January 1, 1999.............    F-6
Notes to Consolidated Financial Statements..................................................    F-7

(a)(2) Consolidated Financial Statement Schedules:

Report of Ernst & Young LLP, Independent Auditors...........................................    S-2
Schedule II--Valuation and Qualifying Accounts..............................................    S-3

     Schedules other than those listed above have been omitted since they are either not required, not applicable or the information is otherwise included.

(b) Reports on Form 8-K.

     None.

(c) Exhibits

1.1 Purchase Agreement, dated April 17, 1998 between the Company and the Initial Purchaser.(1)

2.1 Stock Purchase Agreement, dated as of March 5, 1998 among Burke, Sovereign and Mercer.(2)

3.1   Articles of Incorporation of the Company.(3)

3.2   Bylaws of the Company.(3)

3.3   Articles of Incorporation of Burke Flooring Products, Inc.(3)

3.4   Bylaws of Burke Flooring Products, Inc.(3)

3.5   Articles of Incorporation of Burke Rubber Company, Inc.(3)

3.6   Bylaws of Burke Rubber Company, Inc.(3)

3.7   Articles of Incorporation of Burke Custom Processing, Inc.(3)

3.8   Bylaws of Burke Custom Processing, Inc.(3)

3.9   Articles of Incorporation of Mercer Products Company, Inc.(1)

3.10  Bylaws of Mercer Products Company, Inc.(1)

4.1 Indenture among the Company, the Subsidiary Guarantors and United States Trust Company of New York, relating to the Floating-Rate Notes, dated as of April 21, 1998.(1)

4.2 First Supplemental Indenture, dated April 21, 1998, between the Company, the Subsidiary Guarantors and United States Trust Company of
        New York.(1)

4.3   Form of Note (included in Exhibit 4.1).(1)

4.4 Registration Rights Agreement, dated April 21, 1998, between the Company and the Holders.(1)

10.1 Purchase Agreement, dated August 14, 1997, between the Company and the Initial Purchaser.(3)

10.2 Agreement and Plan of Merger, dated as of August 13, 1997, by and among the Company, the Company Shareholders, JFLEI and MergerCo.(3)

10.3 Indenture among the Company, the Subsidiary Guarantors and United States Trust Company of New York, relating to the Fixed Rate Notes, dated as of August 20, 1997.(3)

10.4 Registration Rights Agreement, dated August 20, 1997, between the Company and the Fixed Rate Note Holders.(3)

10.5 Loan and Security Agreement, dated as of August 20, 1997, between the Company, the Lenders and NationsBank, N.A.(3)

10.6 Amendment No. 1, Waiver Joinder Agreement to Loan Security Agreement, dated April 21, 1998, between the Company, Mercer and NationsBank, N.A.
        (1)

10.7  Form of Revolving Notes (included in Exhibit 10.6). (1)

10.8 Subsidiary Guaranty, dated August 20, 1997, between the Company and the Subsidiaries.(3)

10.9 Subsidiary Security Agreement, dated as of August 20, 1997, between the Company and the Subsidiaries.(3)

10.10 Assignment for Security, dated April 21, 1998, by Mercer.(1)

10.11 First Amendment to Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 21, 1998, between the Company and NationsBank, N.A.(1)

10.12 Florida Mortgage, Security Agreement and Assignment of Leases and Rents, dated April 21, 1998, between Mercer and NationsBank, N.A. (unrecorded)(1)

10.13 Stock Pledge Agreement, dated August 20, 1997.(3)

10.14 Pledge Agreement, dated April 21, 1998, between the Company and NationsBank, N.A.(1)

10.15 Consent Solicitation Statement dated March 30, 1998.(1)

10.16 Form of Consent to Amendments to Indenture.(1)

10.17 Investment Agreement, dated as of August 20, 1997, between the Company and preferred shareholders.(3)

10.18 Shareholders' Agreement, dated as of August 20, 1997, between the Company and the shareholders.(3)

10.19 Shareholders' Registration Rights Agreement, dated as of August 20, 1997, between the Company and the shareholders.(3)

10.20 Warrantholders' Registration Rights Agreement dated as of August 20, 1997, between the Company and the warrantholders.(3)

10.21 Form of Warrant Certificate.(3)

10.22 Form of Election Form for Series C Preferred Stock.(1)

10.23 Management Agreement, dated August 20, 1997, between the Company and J.F. Lehman & Company.(3)

10.24 Lease Agreement, dated April 30, 1997, between the Company and Senter Properties, LLC for the premises at 2049 Senter Road, San Jose, CA.(3)

10.25 Lease Agreement, dated May 1, 1996, between the Company and SSMRT Bensonville Industrial Park (3), Inc. for the premises at 870 Thomas Drive, Bensonville, Illinois.(3)

10.26 Lease Agreement, dated October 20, 1995, between the Company and Lincoln Property Company for the premises at 13767 Freeway Drive, Santa Fe Springs, CA.(3)

10.27 Lease Agreement, dated April 25, 1983, between the Company and Donald M. Hypes for the premises at 14910 Carmenita Boulevard, Norwalk, CA.(3)

10.28 Lease Agreement, dated March 29, 1996, between S & M Development Co., a general partnership, for the premises at 13615 Excelsior Drive, Santa Fe Springs, CA.(3)

10.29 Lease Agreement, dated June 5, 1995, between the Company and Stephen S. Gray, the duly appointed Chapter 7 trustee of the Estate of Haskon Corporation, for the premises at 336 Weir Street, Taunton, MA.(3)

10.30 Consent to sale of all of the outstanding shares of Mercer Products Company, Inc. to Burke Industries, Inc., dated March 20, 1998 by Land Co. Leasing & New Development Co. and related Standard/Industrial Commercial Single-Tenant Lease-Gross, dated June 22, 1994, as amended, between The Childs Family Trust u/t/a of April 30, 1981 and The A.G. Gardner Trust u/t/a of March 5, 1981 dba Landco and Mercer.(1)

10.31 Consent of Lessor dated April 21, 1998 and related Agreement of Lease dated December 1, 1998, as amended, between RTC Properties, Inc. and Mercer.(1)

10.32 Sublease Agreement, dated February 20, 1992, between Burke Rubber Company for the premises at 107 South Riverside Drive, Modesto, CA.(3)

10.33 Servicing Agreement, dated April 26, 1996, between the Company and Westland Technologies.(3)

10.34 Amendment No. 1 to the Stock Purchase Agreement, dated April 21, 1998, among Burke, Sovereign and Mercer.

10.35 Lease Agreement, dated April 15, 1998, between Robert Steele, et al and the Company, for the premises at 10039 Norwalk Boulevard, Santa Fe Springs, CA.

10.36 Management Services Agreement, dated as of June 18, 1998, between the Company and J.F. Lehman & Company.

10.37 Amendment No. 1 to Management Agreement between the Company and J.F. Lehman & Company, dated as of June 18, 1998.

10.38 Burke Industries, Inc. Deferred Compensation Agreement.

10.39 Burke Industries, Inc. 1997 Stock Option Plan.

12.1 Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

21.1  Subsidiaries of the Company.

27.   Financial Data Schedule.

------------------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on June 19, 1998.

(2) Incorporated by reference to the Company's 1997 annual report on Form 10-K, File No. 333-36675, as filed with the Securities and Exchange Commission on April 2, 1998.

(3) Incorporated by reference to the registrant's Registration Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on September 29, 1997, as amended.

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

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                ----
BURKE INDUSTRIES, INC. AND SUBSIDIARIES
Report of Ernst & Young LLP, Independent Auditors...............................................................F-2

Consolidated Statements of Operations for the three fiscal years ended January 1, 1999..........................F-3

Consolidated Balance Sheets at January 2, 1998 and January 1, 1999..............................................F-4

Consolidated Statements of Shareholders' Equity (Deficit) for the three fiscal years ended January 1, 1999......F-5

Consolidated Statements of Cash Flows for the three fiscal years ended January 1, 1999..........................F-6

Notes to Consolidated Financial Statements......................................................................F-9



                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Burke Industries, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheets of Burke Industries, Inc. and subsidiaries as of January 1, 1999 and January 2, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended January 1, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burke Industries, Inc. and subsidiaries at January 1, 1999 and January 2, 1998, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 1, 1999, in conformity with generally accepted accounting principles.

                                                       /s/   ERNST & YOUNG LLP

San Jose, California
February 26, 1999, except paragraph 12 of Note 5, as to which the date is March 16, 1999

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                FISCAL YEARS ENDED
                                                                   -------------------------------------------
                                                                      1998             1997              1996
                                                                   --------          --------          -------
                                                                                  (IN THOUSANDS)
Net sales..............................................            $107,019           $90,228          $72,466
Costs and expenses:
   Cost of sales.......................................              77,053            62,917           49,689
   Selling, general and administrative.................              14,546            12,174           11,569
   Amortization of goodwill............................               1,411                64               41
   Transaction expenses................................                  --             1,321               --
   Stock option purchase...............................                  --            14,105               --
                                                                    -------           -------          -------
Income (loss) from operations..........................              14,009              (353)          11,167
Interest expense, net..................................              13,819             5,408            2,668
                                                                    -------           -------          -------
Income (loss) before income tax provision (benefit)

   and discontinued operation..........................                 190            (5,761)           8,499
Income tax provision (benefit).........................                 160            (1,818)           3,466
                                                                    -------           -------          -------
Income (loss) from continuing operations before

   discontinued operation..............................                  30            (3,943)           5,033
Loss from discontinued operation, net of income tax
   benefit of $205.....................................                  --                --             (308)
Loss on disposal of discontinued operation, net of
income tax benefit of $356.............................                  --                --             (624)

                                                                    -------           -------          -------
Net income (loss)......................................                 $30           $(3,943)          $4,101
                                                                    -------           -------          -------
                                                                    -------           -------          -------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         FISCAL YEARS ENDED
                                                                                       ----------------------
                                                                                       1998              1997
                                                                                       ----              ----
                                                                                           (IN THOUSANDS)
                                                      ASSETS
Current assets:
   Cash and cash equivalents.............................................           $   2,981        $  11,563
   Restricted cash.......................................................                  --            1,070
   Trade accounts receivable, less allowance of $812 in 1998 and $334 in
     1997................................................................              13,109           11,186
   Inventories...........................................................              14,574           11,187
   Prepaid expenses and other current assets.............................               1,731            1,056
   Deferred income tax assets............................................               3,108            2,845
   Refundable income taxes...............................................                 174            1,639
                                                                                    ---------        ---------
       Total current assets..............................................              35,677           40,546
Property, plant, and equipment:
   Land and improvements.................................................               2,107            1,884
   Buildings and improvements............................................              11,210            9,151
   Equipment.............................................................              17,277           13,007
   Leasehold improvements................................................                 721              606
                                                                                    ---------        ---------
                                                                                       31,315           24,648
   Less: accumulated depreciation and amortization.......................              12,300           10,536
                                                                                    ---------        ---------
                                                                                       19,015           14,112
   Construction-in-process...............................................               2,364              908
                                                                                    ---------        ---------
                                                                                       21,379           15,020
Other assets:
   Prepaid pension cost..................................................                 498              501
   Goodwill, net.........................................................              29,735            1,465
   Deferred financing costs, net.........................................               6,542            5,210
   Other assets..........................................................                 114               95
                                                                                    ---------        ---------
                                                                                       36,889            7,271
                                                                                    ---------        ---------
       Total assets......................................................             $93,945          $62,837
                                                                                    ---------        ---------
                                                                                    ---------        ---------

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Trade accounts payable and accrued expenses...........................              $6,934           $5,489
   Accrued compensation and related liabilities..........................               2,715            2,086
   Accrued interest......................................................               5,434            4,347
   Payable to shareholders...............................................                 953            5,882
   Income taxes payable..................................................                 695            1,064
                                                                                    ---------        ---------
       Total current liabilities.........................................              16,731           18,868
Senior notes.............................................................             110,000          110,000
Floating rate notes......................................................              30,000               --
Other noncurrent liabilities.............................................                 444              420
Deferred income tax liabilities..........................................               4,082            3,891
Preferred stock, no par value; 50,000 shares authorized; 30,000 Series A
   Redeemable shares designated; 16,000 Series A shares issued and outstanding; 5,000 Series B Redeemable shares designated; 2,000
   Series B shares issued and outstanding (aggregate liquidation and
   redemption preference $18,000)........................................              18,160           16,148
Shareholders' equity (deficit):
   Convertible preferred stock, no par value: 3,000 Series C shares
   designated, issued and outstanding (liquidation preference $3,000)....               3,000               --
   Class A common stock, no par value:
     Authorized shares--20,000,000
     Issued and outstanding shares--3,857,000 in 1998 and 1997...........              25,464           25,464
   Accumulated deficit...................................................            (113,936)        (111,954)
                                                                                    ---------        ---------
       Total shareholders' equity (deficit)..............................             (85,472)         (86,490)
                                                                                    ---------        ---------
Total liabilities and shareholders' equity (deficit).....................             $93,945          $62,837
                                                                                    ---------        ---------
                                                                                    ---------        ---------

         The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                          CONVERTIBLE PREFERRED
                                                STOCK              CLASS A COMMON STOCK
                                          ---------------------    --------------------                     TOTAL
                                                                                          ACCUMULATED   SHAREHOLDERS'
                                             SHARES     AMOUNT       SHARES     AMOUNT       DEFICIT    EQUITY (DEFICIT)
                                          ----------   --------    ---------   --------   -----------   ----------------
                                                                      (IN THOUSANDS)
Balance at fiscal year end 1995.......         --        --         9,431     $5,633        $(5,293)          $340
   Net income.........................         --        --            --         --          4,101          4,101
   Proceeds from sales of shares
   through employee stock plans.......         --        --           181         77           --               77
   Increase in value of shareholder
       warrants.......................         --        --            --      1,241         (1,241)            --
   Repurchase of stock................         --        --          (235)      (235)          --             (235)
                                          ----------   --------    ------    -------       --------       --------
Balance at fiscal year end 1996.......         --        --         9,377      6,716         (2,433)         4,283
   Net loss...........................         --        --            --         --         (3,943)        (3,943)
   Proceeds from sales of shares
       through employee stock plans...         --        --            22         10             --             10
   Increase in value of shareholder
       warrants.......................         --        --            --      5,100         (5,100)            --
   Accretion of preferred stock
       discount.......................         --        --            --         --            (89)           (89)
   Preferred stock dividend in kind...         --        --            --         --           (665)          (665)
   Common stock warrant issued on
       sale of preferred stock........         --        --            --         --          2,500          2,500
   Proceeds from sale of common
       stock, net of issuance costs...         --        --         3,134     18,724             --         18,724
   Recapitalization of company........         --        --        (8,676)    (5,086)      (102,224)      (107,310)
                                          ----------   --------    ------    -------       --------       --------
Balance at fiscal year end 1997.......         --        --         3,857     25,464       (111,954)       (86,490)
   Net income.........................         --        --            --         --             30             30
   Proceeds from sale of preferred
       stock..........................      3,000     3,000            --         --             --          3,000
   Accretion of preferred stock
       discount.......................         --        --            --         --           (242)          (242)
   Preferred stock dividend in kind...         --        --            --         --         (1,770)        (1,770)
                                          ----------   --------    ------    -------       --------       --------
Balance at fiscal year end 1998.......      3,000    $3,000         3,857    $25,464      $(113,936)      $(85,472)
                                          ----------   --------    ------    -------       --------       --------
                                          ----------   --------    ------    -------       --------       --------

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FISCAL YEARS ENDED
                                                                    ------------------------------------------
                                                                     1998              1997              1996
                                                                    -------          --------           ------
                                                                                  (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................            $30           $(3,943)          $4,101
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization:
     Property, plant, and equipment.........................          1,764             1,435            1,378
     Goodwill...............................................          1,411                64               41
     Debt discounts arising from warrants...................             --                93               37
     Interest on shareholder note...........................             --              (240)              --
     Deferred financing costs...............................            752               229               --
   Loss on disposal of discontinued operation...............             --                --              624
   Changes in net assets of discontinued operation..........             --                --            1,401
   Changes in operating assets and liabilities:
     Trade accounts receivable..............................            408            (2,031)             701
     Inventories............................................           (506)           (2,571)          (1,398)
     Prepaid expenses and other current assets..............           (619)             (436)             (78)
     Refundable income taxes................................          1,465                --               --
     Prepaid pension cost...................................              3                41               83
     Other assets...........................................            (52)               25               12
     Trade accounts payable and accrued expenses............          1,559             3,382            1,940
     Accrued compensation and related liabilities...........            223               149              124
     Deferred income taxes..................................            (72)           (1,397)             241
     Income taxes payable...................................           (369)           (3,043)            (103)
     Other noncurrent liabilities...........................             24              (300)              36
                                                                    -------          --------          -------
Net cash provided by (used in) operating activities.........          6,021            (8,543)           9,140
INVESTING ACTIVITIES
Acquisition of Mercer Products Company; net of cash
  acquired..................................................        (38,440)               --               --
Purchases of property, plant, and equipment.................         (3,220)           (1,454)          (1,684)
Proceeds from disposal of discontinued operation............             --                --            1,818
Note receivable from affiliate of the principal
  shareholders..............................................             --                --           (4,066)
Repayment of note receivable from affiliate of the principal
   shareholders.............................................             --             4,306               --
                                                                    -------          --------          -------
Net cash (used in) provided by investing activities.........        (41,660)            2,852           (3,932)
FINANCING ACTIVITIES
Restricted cash.............................................          1,070            (1,070)              --
Checks outstanding in excess of funds deposited.............             --              (828)            (888)
Borrowings of long-term debt................................             --                --           79,516
Repayments and settlement of long-term debt and capital lease
   obligations..............................................             --           (18,869)         (83,678)
Payable to shareholders.....................................         (4,929)            5,882               --
Repurchase of common stock and warrants.....................             --                --             (235)
Proceeds from sales of shares through employee stock plans..             --                10               77
Deferred financing costs....................................         (2,084)           (5,430)              --
Repayment of subordinated debt..............................             --            (1,750)              --
Net recapitalization consideration..........................             --          (107,310)              --
Issuance of notes payable...................................         30,000           110,000               --
Issuance of preferred stock, net of issuance costs..........          3,000            17,895               --
Issuance of common stock, net of issuance costs.............             --            18,724               --
                                                                    -------          --------          -------
Net cash provided by (used in) financing activities.........         27,057            17,254           (5,208)
                                                                    -------          --------          -------
Change in cash..............................................         (8,582)           11,563               --
Cash at beginning of year...................................         11,563                --               --
                                                                    -------          --------          -------
Cash at end of year.........................................         $2,981           $11,563          $    --
                                                                    -------          --------          -------
                                                                    -------          --------          -------

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

     One customer accounted for approximately 10% of net sales in fiscal year 1998, 13% of net sales in fiscal year 1997 and 11% of net sales in fiscal year 1996. No other customers constituted 10% or more of net sales in any of the three fiscal years ended in 1998.

     Substantially all of the Company's hourly workers in San Jose, California are represented by the International Association of Machinists and Aerospace Workers through a collective bargaining agreement that expires October 2, 2000.

     The Company has renewed its collective bargaining agreement with United Electrical Radio and Machine Workers of America, who represent the Company's hourly workers in Taunton, Massachusetts through June 5, 2000.

     Burke's employees at the Eustis, Florida location are represented by the Glass, Molders, Pottery, Plastics and Allied Workers International Union. This collective bargaining agreement was renegotiated in December 1998 for a three year term.

     RECAPITALIZATION

     In August 1997, the Company entered into an Agreement and Plan of Merger (the Merger Agreement) pursuant to which the Company was recapitalized (the Recapitalization). Pursuant to the Merger Agreement, all shares of the Company's common stock, other than those retained by certain members of management and certain other shareholders (Continuing Shareholders), were converted into the right to receive cash based upon a formula. The Continuing Shareholders agreed to retain approximately 15% of the common equity of the Company. In order to finance the transactions contemplated by the Recapitalization, the Company (i) issued $110 million of senior notes in a debt offering (Note 5); (ii) received $20 million in cash from an investor group for common stock, and (iii) received $18 million in cash for the issuance of redeemable preferred stock (the Transactions). Pursuant to the terms of a ten-year Management Agreement entered into between the Company and its principal shareholder after completion of the Recapitalization transaction, the Company paid the shareholder a transaction fee of $1.0 million and the Company agreed to pay an annual management fee equal to $500,000 commencing October 1, 1997.

     The Company has four wholly owned subsidiaries, consisting of Burke Flooring Products, Inc., Burke Rubber Company, Inc., Burke Custom Processing, Inc., (the Guarantor Subsidiaries) and Burkeline Construction Company, Inc. (the Non-Guarantor Subsidiary). Each of the Guarantor Subsidiaries' guarantees of the Company's $110 million senior notes and $30 million floating-rate notes,

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


is full, unconditional and joint and several. The Company's subsidiaries have no operations or assets and liabilities and therefore no separate financial statements of the Company's subsidiaries are presented.

     In connection with the above August 1997 transactions, the tax benefit the Company will receive associated with the cost to purchase options issued and outstanding under the Company's stock option plan, in addition to other tax savings associated with the transaction, will be distributed to the Company's continuing and former shareholders when realized by the Company. Accordingly, as part of the recapitalization the Company recognized a liability of $5,882,000 for the total estimated benefit to be realized of which $953,000 remains at fiscal year end 1998.

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

     The Company is subject to various federal, state and local environmental laws and regulations. The former shareholders of the Company have agreed, subject to certain limitations, to indemnify the Company against certain environmental liabilities incurred prior to the Recapitalization. In addition, the former shareholders of Mercer Products Company, Inc. (Note 2) have agreed, subject to certain limitations, to indemnify the Company against environmental liabilities incurred prior to the acquisition of Mercer Products Company, Inc. Based upon environmental reviews and the indemnification provisions discussed above, management believes the potential obligations relating to environmental matters will not have a material adverse effect on the financial position of the Company.

     ACCOUNTING PERIODS

     The Company's fiscal year ends on the Friday closest to December 31. The Company maintains a fifty-two/fifty-three week fiscal year cycle, which resulted in a fifty-three week year in fiscal 1996, a fifty-two week year in fiscal 1997 and a fifty-two week year in fiscal 1998. For convenience, the accompanying financial statements have been referred to as fiscal years ended 1996, 1997, and 1998 for the periods ended January 3, 1997, January 2, 1998 and January 1, 1999, respectively.

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

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of bank demand deposit accounts. At fiscal year end 1997, restricted cash consisted of a three month U.S. treasury bill held as security for an outstanding letter of credit.

     REVENUE RECOGNITION

     Revenue from sales of products is generally recognized upon shipment to customers. For contracts relating to certain products, a portion of the revenue is recognized upon completion of a part of the manufacturing process and upon customer acceptance. The remaining revenue is recognized upon completion of the manufacturing process and shipment.

     WARRANTY

     The Company generally warrants its roofing products for two years, for which the related costs are not significant. In addition, the Company sells extended warranties for ten to thirty years. Revenues received for extended warranties are deferred and amortized over the period in which warranty costs are expected to be incurred. Warranty reserves and deferred warranty revenues are included in accrued expenses and other noncurrent liabilities on the accompanying consolidated balance sheets.

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

     COMPREHENSIVE INCOME

     In June 1997, the Financial Accounting Standards Board (FASB) released Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS 130). FAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 15, 1997. The adoption of FAS 130 had no impact on the Company's results of operations or financial position.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     SEGMENT INFORMATION

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement
131). Statement 131 superseded FASB Statement No. 14, FINANCIAL REPORTING FOR SEGMENTS OF A BUSINESS ENTERPRISE. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

2.   ACQUISITION OF MERCER PRODUCTS COMPANY, INC.

     On April 21, 1998, the Company acquired all of the issued and outstanding capital stock of Mercer Products Company, Inc. ("Mercer"), from Sovereign Specialty Chemicals, Inc., for an aggregate purchase price of $38,474,000 (including acquisition costs of $2,280,000). The acquisition was accounted for under the purchase method of accounting. The Company's consolidated results of operations include Mercer's results from the date of acquisition.

     The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                                                    (IN THOUSANDS)
                Current assets...............................................         $ 5,269
                Plant and equipment..........................................           4,903
                Excess of purchase price over net assets acquired............          29,681
                Amounts payable and accrued expenses.........................          (1,379)
                                                                                      -------
                Total purchase price.........................................         $38,474
                                                                                      -------
                                                                                      -------

     The above purchase price allocation is tentative and subject to change, although such changes are not anticipated to be significant.

     Financing for the Mercer Acquisition and related expenses was provided, in large part, from the sale of $30 million principal amount of Floating Interest Rate Senior Notes Due 2007 (the "Floating-Rate Notes"). The balance of the financing was provided with $3.0 million from the sale of 3,000 shares of the Company's 6% Series C Convertible Preferred Stock and cash on hand.

     The following pro forma data was prepared to illustrate the estimated effect of the Mercer acquisition and the financing related thereto, as if the Mercer acquisition had occurred as of the beginning of each period presented:

                Fiscal Year Ended                                      1998               1997
                                                                       ----               ----
                                                                            (IN THOUSANDS)
                Net Sales.......................................     $113,223           $115,127
                Net loss........................................          (12)            (3,973)

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the Mercer acquisition occurred at the beginning of each period presented. The pro forma results for fiscal year ended 1997 include certain charges related to the Recapitalization (Note 1).

3.   INVENTORIES

     Inventories consist of the following at the fiscal year ended:

                                                                        1998               1997
                                                                             (IN THOUSANDS)
                Raw materials...................................      $ 5,123            $ 4,626
                Work-in-process.................................        2,085              1,593
                Finished goods..................................        7,366              4,968
                                                                      -------            -------
                                                                      $14,574            $11,187
                                                                      -------            -------
                                                                      -------            -------

4.   GOODWILL AND LONG-LIVED ASSETS


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

     Goodwill related to the Mercer acquisition is being amortized on a straight-line basis over fifteen years. Goodwill related to prior transactions is being amortized on a straight-line basis over forty years. Accumulated amortization totaled $1,779,000 and $367,000 at fiscal years ended 1998 and 1997, respectively.

5.   LONG-TERM DEBT AND LEASE OBLIGATIONS

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

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Senior Notes are general unsecured obligations of the Company and senior to all existing and future subordinated indebtedness of the Company. The obligations of the Company under the bank credit facility are secured by substantially all of the assets of the Company. Accordingly, such secured indebtedness ranks senior to the Senior Notes.

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

     The Company believes the fair value of the Senior Notes at fiscal year end 1998 approximates the carrying value of such indebtedness issued based upon the incremental borrowing rate for similar types of instruments.

     FLOATING-RATE NOTES

     The Floating-Rate Notes issued in connection with the Mercer acquisition mature on August 15, 2007, with interest on the notes payable semiannually on February 15 and August 15, commencing on August 15, 1998. The Floating-Rate Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points, with the interest rate set semiannually (9.7% at fiscal year end 1998). The Floating-Rate Notes are unconditionally guaranteed on a joint and several basis by each of the Company's subsidiaries. Upon a change of control of the Company, the Company will be required to make an offer to repurchase all outstanding Floating-Rate Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon at the date of repurchase.

     The Company believes the fair value of the Floating-Rate Notes at fiscal year end 1998 approximates the carrying value of such indebtedness as the interest rate is variable and resets frequently.

     BANK CREDIT FACILITY

     In fiscal year 1998, the Company revised its Loan and Security Agreement with a bank to provide the Company with a $25.0 million revolving credit facility expiring August 20, 2002. No amounts are outstanding at fiscal year end 1998 or 1997.

     Indebtedness of the Company under the agreement is secured by a first priority security interest in substantially all of the Company's assets.

     Indebtedness under the agreement bears interest at a floating rate of interest equal to, at the Company's option, the eurodollar rate for one, two, three or six months, plus 2.50% or the bank's prime rate.

     Advances under the agreement are limited to the lesser of (a) $25.0 million and (b)(i) 85% of eligible accounts receivable plus (ii) 50% of eligible inventory minus (iii) the aggregate amount of all undrawn letters of credit issued plus the aggregate amount of any unreimbursed drawings under any outstanding letters of credit. Letters of credit up to a maximum of $3.0 million may be issued under the bank credit facility.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The credit agreement contains restrictions on the incurrence of debt, the sale of assets, mergers, acquisitions and other business combinations, voluntary prepayment of other debt of the Company, transactions with affiliates, investments, as well as prohibitions on the payment of dividends to, or the repurchase or redemption of stock from, shareholders, and various financial covenants, including covenants requiring the maintenance of fixed charge coverage. At fiscal year end 1998, the Company was not in compliance with certain of these covenants. On March 16, 1999, the Company obtained a waiver from the bank and amended future covenants.

     INTEREST EXPENSE

     Interest expense consists of the following:

                                                                                 FISCAL YEAR ENDED
                                                                      ---------------------------------------
                                                                      1998             1997              1996
                                                                      ----             ----              ----
                                                                                  (IN THOUSANDS)
                Interest incurred.............................      $14,062            $5,900           $2,771
                Capitalized...................................          (13)              (29)             (19)
                Interest income...............................         (230)             (463)             (84)
                                                                    -------            ------           ------
                Interest expense, net.........................      $13,819            $5,408           $2,668
                                                                    -------            ------           ------
                                                                    -------            ------           ------

     Included in interest expense is $142,000 and $212,000 of interest incurred on subordinated shareholder notes in fiscal years 1997 and 1996, respectively. There was no interest payable to these shareholders at fiscal year ended 1997, and such subordinated notes were repaid in connection with the Recapitalization of the Company.


     DEFERRED FINANCING COSTS

     In connection with the issuance of the Floating-Rate Notes, Senior Notes and bank credit facility agreement, the Company incurred debt issuance costs of $7,513,000 that are being amortized to interest expense over the terms of the related debt. Accumulated amortization at fiscal year end 1998 and 1997 was $971,000 and $219,000, respectively.

     LEASE OBLIGATIONS

     The Company leases certain manufacturing, warehousing, and administrative space under noncancelable operating leases. At fiscal year ended 1998, future minimum payments under noncancelable operating leases are as follows (in thousands):

                1999................................................          $1,985
                2000................................................           1,705
                2001................................................           1,117
                2002................................................             829
                2003................................................             560
                Beyond 2003.........................................           1,686
                                                                              ------
                                                                              $7,882
                                                                              ------
                                                                              ------

     Rental expense was $2,082,000, $1,404,000, and $1,143,000 in fiscal years 1998, 1997, and 1996, respectively. Rental expense is before sublease income of $325,000 in 1998, $316,000 in 1997 and

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


$206,000 in 1996. Future sublease rental income commitments aggregated $975,000 at fiscal year ended 1998.

6.   REDEEMABLE PREFERRED STOCK

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

     Dividends will be payable to holders of the redeemable preferred stock, at the annual rate per share of 11.5% times the sum of $1,000 and accrued but unpaid dividends. Dividends shall be payable at the annual rate per share of
0.115 shares of redeemable preferred stock through July 15, 2000, and in cash after July 15, 2000.

     Dividends will be payable quarterly on January 15, April 15, July 15, and October 15 of each year, commencing October 15, 1997. Dividends shall be fully cumulative and shall accrue on a quarterly basis.

     If at any time after July 15, 2000, the cash dividends payable on the redeemable preferred stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 13.5% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 11.5% annual rate set forth above. There were no dividends in arrears as of fiscal year ended 1998.

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

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

7.   SHAREHOLDERS' EQUITY

     CONVERTIBLE PREFERRED STOCK

     In connection with the Mercer acquisition, the Company issued $3 million in Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks junior to the Redeemable Preferred Stock and when declared, dividends accrue at an annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. The holders of Series C Convertible Preferred Stock are entitled to receive a stated liquidation value of $1,000 per share plus accrued but unpaid dividends in the event of any liquidation, dissolution or winding up of the Company. After payment of the liquidation preference, the holders of the Series C Convertible Preferred Stock are not entitled to further participation in any distribution of assets of the Company. The holders of Series C Convertible Preferred Stock are not entitled to any voting rights; however, without the consent of 51% of the holders of Series C Convertible Preferred Stock, the Company may not adversely alter the rights and preferences of the Series C Convertible Preferred Stock.

     Upon the occurrence of a triggering event, the holders of Series C Convertible Preferred Stock have the option to convert such shares into common stock at a conversion price of $10 per share, subject to anti-dilution provisions. A triggering event includes a change of control, an initial public offering, notice by the Company of an intent to redeem the Convertible Preferred Stock or the fifth anniversary of the issuance of the Convertible Preferred Stock.

     COMMON STOCK

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     At fiscal year ended 1998 a total of 964,000 shares of Class A common stock are reserved for the exercise of warrants and 500,000 shares are reserved under the 1997 Stock Option Plan.

     For shareholder warrants issued in connection with debt, the aggregate increase in the difference between the fair value of the Class A common stock and the exercise price of the shareholder warrants ($1,241,000 in 1996) has been charged to accumulated deficit. In connection with the Recapitalization transaction, these shareholder warrants were repurchased and the resulting $5,100,000 increase in value was charged to accumulated deficit.

     On October 25, 1996, the Company loaned $4,000,000 to an affiliate of a then principal shareholder and such amount was repaid in connection with the Recapitalization transaction. The Company was charged an annual management fee by an affiliate of the then principal shareholders of $250,000 in fiscal year 1996.

     STOCK OPTIONS

     Prior to the Recapitalization, the Company maintained the 1989 Stock Option Plan and granted nonqualified options not pursuant to a formal plan. In connection with the Recapitalization, all vested option holders received cash payment in cancellation of their options totaling $14.1 million and the Company recorded $14.1 million in compensation expense. All unvested options were canceled in connection with the Recapitalization.

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

     A summary of all stock option activity is as follows:

                                                                                                       WEIGHTED
                                                                                      OPTIONS       AVERAGE PRICE
                                                                                    OUTSTANDING       PER SHARE
                                                                                    -----------     -------------
                                                                                           (IN THOUSANDS,
                                                                                       EXCEPT PER SHARE PRICE)
                Balance at fiscal year ended 1995............................           1,259               $0.425
                    Granted..................................................             618               $1.500
                    Exercised................................................            (181)              $0.425
                    Canceled.................................................             (96)              $0.425
                                                                                       ------
                Balance at fiscal year ended 1996............................           1,600               $0.840
                    Granted..................................................             370               $6.50
                    Exercised................................................             (22)              $0.425
                    Canceled.................................................          (1,578)              $0.846
                                                                                       ------
                Balance at fiscal year ended 1997............................             370               $6.50
                    Granted..................................................              68              $10.00
                    Exercised................................................              --                  --
                    Canceled.................................................              --                  --
                                                                                       ------
                Balance at fiscal year ended 1998                                         438               $7.04
                                                                                       ------               -----
                                                                                       ------               -----

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At fiscal year end 1998, options to purchase 92,500 shares of common stock are exercisable (1997 - none) and the weighted average remaining contractual life is 9 years (1997 - 10 years).

     The Company has elected to follow Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB Opinion No. 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under the Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123), requires use of options valuation models that were not developed for use in valuing employee stock options. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net loss has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for all options granted was estimated at the date of grant using the minimum value options pricing model with the following weighted average assumptions: a risk-free interest rate of 5.50%; no dividend yield; and a weighted average expected life of the option of five years. The weighted average fair value of these options granted was $2.40 per share for 1998.

     The Minimum Value option valuation method may be used by companies without publicly traded equity to value an award. Option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     Had compensation costs for the Company's stock option plan been determined on the fair value at the grant dates for awards under the plan consistent with the method of FAS 123, the Company's pro forma net loss would have been $64,000 for the fiscal year end 1998.

     The effect of applying the FAS 123 minimum value method to the stock options granted in fiscal years ended 1997 and 1996 would not result in pro forma (loss) income materially different from historical amounts reported. Therefore, such pro forma information and weighted average assumptions specified in FAS 123 are not separately presented herein for fiscal year end 1996 and 1997. Future pro forma net income results may be materially different from actual amounts reported.

     WARRANTS

     Warrants to purchase 964,000 shares of common stock of the Company at the initial exercise price of $4.67 per share were issued to the holders of the preferred stock. The warrants are immediately exercisable until February 20, 2008. The exercise price and number of Warrant Shares are both subject to adjustment in certain events.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   DISCONTINUED OPERATION

     On June 28, 1996, the Company disposed of certain of the assets related to its custom-molded organic rubber products manufacturing operation for cash and future consideration. The assets were sold to a newly formed corporation that is not related to the Company.

     The 1996 loss from the discontinued operation includes results through June 28, 1996. Net sales of the discontinued operation were $4,279,000 in 1996.

9.   PENSION AND RETIREMENT PLANS

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

     The following tables set forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at fiscal year end:


                                                                                 1998             1997
                                                                                -------         -------
                                                                                     (IN THOUSANDS)
           CHANGE IN BENEFIT OBLIGATION
                Benefit obligation at beginning of year.......                   $3,018          $2,894
                Service cost..................................                       67              60
                Interest cost.................................                      252             220
                Actuarial loss................................                      204             108
                Benefits paid.................................                     (141)           (264)
                                                                                 ------          ------
                Benefit obligation at end of year.............                   $3,400          $3,018
                                                                                 ------          ------
                                                                                 ------          ------

           CHANGE IN PLAN ASSETS
                Fair value of plan assets at beginning of year                   $3,066          $2,920
                Actual return on plan assets..................                      463             254
                Employer contribution.........................                      103             156
                Benefits paid.................................                     (141)           (264)
                                                                                 ------          ------
                Fair value of plan assets at end of year......                   $3,491          $3,066
                                                                                 ------          ------
                                                                                 ------          ------

                Funded status.................................                      $91             $48
                Unrecognized net actuarial loss...............                      132             116
                Unrecognized prior service cost...............                      275             337
                                                                                 ------          ------
                Prepaid benefit cost .........................                     $498            $501
                                                                                 ------          ------
                                                                                 ------          ------

           WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
                Discount Rate.................................             8.00%             8.25%
                Expected return on plan assets................             9.00%             9.00%


                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Net periodic pension expense for the fiscal years ended 1998, 1997, and 1996 included the following components:

                                                                        1998         1997         1996
                                                                       -----         ----         ----
                                                                                (IN THOUSANDS)
           COMPONENTS OF NET PERIODIC BENEFIT COST:
                Service cost--benefits earned during the year.           $67         $58           $65
                Interest cost on projected benefit obligation .          252         220           193
                Expected return on plan assets.............             (275)       (254)         (233)
                Amortization of prior service cost.........               62          44            58
                                                                       -----       -----          ----
                Net periodic pension cost..................             $106         $68           $83
                                                                       -----       -----          ----
                                                                       -----       -----          ----

     The Company also maintains a defined contribution 401(k) plan covering substantially all of its other regular employees. The employees become eligible for participation after 1,000 hours of service. Participants may elect to contribute up to 20% of their compensation to this plan, subject to Internal Revenue Service (IRS) limits. The Company matches a portion of the employees' contribution. The Company contributed approximately $164,000, $156,000, and $113,000, to this plan in 1998, 1997, and 1996, respectively.

     The Company also sponsors a defined contribution 401(k) plan for the employees in the Mercer business. Participation in this plan is available to all salaried and hourly employees of the Company who work in the Mercer business. Participating employees contribute to the 401(k) plan based on a percentage of their compensation which is matched, based on a percentage of employee contributions, by the Company. The Company contributed approximately $93,000 to the plan subsequent to the Mercer acquisition in 1998.

     The Company also has a deferred compensation program for certain officers and employees. Such deferred amounts are fully vested and are payable upon termination of employment, death or retirement. Each participant's account accrues investment income based upon the investment election of the participant. The accumulated amount deferred as of fiscal year end 1998 is $532,000 (1997 - $296,000).

10.  INCOME TAXES

     The income tax provision (benefit) recognized in the consolidated statements of operations consists of the following:


                                                                  1998             1997              1996
                                                                  ----             ----              ----
                                                                              (IN THOUSANDS)
          Current:
            Federal....................................             $38             $(383)          $2,171
            State......................................             194               (38)             493
                                                                   ----           -------          -------
                                                                    232              (421)           2,664
          Deferred:

            Federal....................................              26            (1,211)             150
            State......................................             (98)             (186)              91
                                                                   ----           -------          -------
                                                                    (72)           (1,397)             241
                                                                   ----           -------          -------
                                                                   $160           $(1,818)          $2,905
                                                                   ----           -------          -------
                                                                   ----           -------          -------

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

     A reconciliation of the income tax (benefit) provision at the U. S. federal statutory rate (34%) to the income tax (benefit) provision at the effective tax rate is as follows:

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      1998             1997              1996
                                                                      ----             ----              ----
                                                                                  (IN THOUSANDS)
              Income taxes computed at the U.S. federal
                statutory rate.............................             $65           $(1,958)          $2,382
              State taxes (net of federal effect)..........             110              (148)             385
              Tax  credits.................................             (47)               --               --
              Federal and state audit provision............              --               200               --
              Other individually immaterial items..........              32                88              138
                                                                       ----           -------           ------
              Income tax (benefit) provision...............            $160           $(1,818)          $2,905
                                                                       ----           -------           ------
                                                                       ----           -------           ------


     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at fiscal years ended 1998 and 1997 are as follows:


                                                                                       1998             1997
                                                                                      -------          ------
                                                                                           (IN THOUSANDS)
              Deferred tax liabilities:
                  Basis differences between financial reporting and tax basis...         $(3,108)         $(2,964)
                  Depreciation..................................................            (958)            (900)
                  Other.........................................................            (122)            (117)
                                                                                         -------          -------
                  Total deferred tax liabilities................................          (4,188)          (3,981)
              Deferred tax assets:
                  Net operating loss and tax credit carryforwards...............             888            1,853
                  Receivable allowances and inventory reserves..................           1,064              433
                  State taxes...................................................             188                1
                  Warranty reserve and other accruals...........................             585              166
                  Accrued vacation and employee benefits........................             373              291
                  Other.........................................................             116              191
                                                                                         -------          -------
                  Total deferred tax assets.....................................           3,214            2,935
                                                                                         -------          -------
              Net deferred tax liability........................................           $(974)         $(1,046)
                                                                                         -------          -------
                                                                                         -------          -------

     As of fiscal year end 1998, the Company has federal and state net operating loss carryforwards of approximately $2.1 million and $0.6 million, respectively. The net operating loss carryforwards will expire in the years 2002 through 2012, if not utilized.

11.  SEGMENT INFORMATION

     The Company has two reportable segments: organic products and silicone products. The organic products group produces and distributes rubber and vinyl wall base, other floor covering accessory products, flexible membranes and other organic rubber products. The silicone products group produces and distributes precision silicone seals and other products used on commercial and military aircraft as well as high performance silicone truck and bus engine hoses and other silicone rubber products.

     The Company evaluates performance and allocates resources based on the operating income or loss before taxes, interest, corporate general and administrative expenses and amortization expense related to goodwill from the Mercer Acquisition. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.


FISCAL YEAR ENDED 1998                                 ORGANIC PRODUCTS    SILICONE PRODUCTS         TOTAL
----------------------                                 ----------------    -----------------         -----
                                                                             (IN THOUSANDS)
Revenues from external customers..................          $56,856              $50,163           $107,019
Depreciation expense..............................            1,097                  667              1,764
Segment profit....................................            9,865                7,239             17,104
Segment assets....................................           31,174               18,210             49,384
Expenditures for long-lived assets................            1,555                  257              1,812

PROFIT
Total profit for reportable segments..............                                                  $17,104
Unallocated items:
  Corporate general and administrative expenses...                                                    1,721
  Amortization of goodwill related to the
  Mercer acquisition..............................                                                    1,374
  Interest expense, net...........................                                                   13,819
                                                                                                    -------
Income before income taxes........................                                                     $190
                                                                                                    -------
                                                                                                    -------

ASSETS
Total assets for reportable segments..............                                                  $49,384
Other assets, primarily goodwill and other
  intangibles.....................................                                                   44,561
                                                                                                    -------
Total consolidated assets.........................                                                  $93,945
                                                                                                    -------
                                                                                                    -------

OTHER SIGNIFICANT ITEMS


                                              SEGMENT TOTALS           ADJUSTMENTS        CONSOLIDATED TOTALS
                                              --------------           -----------        -------------------
                                                                     (IN THOUSANDS)
Expenditures for long-lived assets              $1,812                  $1,408 (1)              $3,220


(1) Consists of expenditures for long lived assets not directly related to either segment.

MAJOR CUSTOMER

         Revenue from one customer of the silicone products segment represents approximately $10 million of the Company's consolidated revenue.

12.      SUPPLEMENTAL CASH FLOW INFORMATION


                                                                 1998             1997             1996
                                                               -------           ------           ------
                                                                             (IN THOUSANDS)
Cash paid for interest.....................................    $12,223            $2,059          $1,950
Cash paid for income taxes.................................        484             3,047           2,771


                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                    PAGE
Report of Ernst & Young, LLP, Independent Auditors.                  S-2

Schedule II--Valuation and Qualifying Accounts.                      S-3

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

     We have audited the consolidated financial statements of Burke Industries, Inc. as of January 1, 1999 and January 2, 1998, and for each of the three years in the period ended January 1, 1999, and have issued our report thereon dated February 26, 1999, except paragraph 12 of Note 5, as to which the date is March 16, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               /s/ ERNST & YOUNG LLP


San Jose, California
February 26, 1999, except paragraph 12 of Note 5, as to which the date is March 16, 1999

                                   SCHEDULE II

                         VALUATION & QUALIFYING ACCOUNTS

                              BURKE INDUSTRIES INC.

                                 (IN THOUSANDS)

                                                                        ADDITIONS
                                                                --------------------------
                                                BALANCE AT      CHARGED TO     ACQUISITION
                                               BEGINNING OF     COSTS AND       OF MERCER          (a)         BALANCE AT
DESCRIPTION                                       PERIOD         EXPENSES        PRODUCTS      DEDUCTIONS    END OF PERIOD
-----------                                    ------------     ----------     -----------     ----------    -------------
Allowance for doubtful accounts
   (deducted from accounts receivable)
   Year ended January 1, 1999.........                $334           $196            $300             $18           $812
   Year ended January 2, 1998.........                 189            240              --              95            334
   Year ended January 3, 1997.........                 336            225              --             372            189

------------------------
(a)      Includes write-offs and reversals.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 23rd day of March, 1999.

                                       BURKE INDUSTRIES, INC.,
                                       a California corporation

                                       By:  /s/ ROCCO C. GENOVESE
                                            ---------------------
                                            Rocco C. Genovese
                                            VICE CHAIRMAN, CHIEF EXECUTIVE
                                            OFFICER AND PRESIDENT

      SIGNATURE                                         TITLE                              DATE
      ---------                                         -----                              ----
/s/ ROCCO G. GENOVESE                Vice Chairman, Chief Executive
-----------------------------        Officer and President (Principal              March 23, 1999
Rocco G. Genovese                    Executive Officer)


/s/ DAVID E. WORTHINGTON             Treasurer, Vice President--Finance
-----------------------------        (Principal Financial and                      March 23, 1999
David E. Worthington                 Accounting Officer)


/s/ REED C. WOLTHAUSEN               Director
-----------------------------                                                      March 23, 1999
Reed C. Wolthausen


/s/ JOHN F. LEHMAN                   Director
-----------------------------                                                      March 23, 1999
John F. Lehman


/s/ DONALD GLICKMAN                  Director
-----------------------------                                                      March 23, 1999
Donald Glickman


/s/ GEORGE SAWYER                    Director
-----------------------------                                                      March 23, 1999
George Sawyer


/s/ KEITH OSTER                      Director
-----------------------------                                                      March 23, 1999
Keith Oster


/s/ OLIVER C. BOILEAU                Director
-----------------------------                                                      March 23, 1999
Oliver C. Boileau


/s/ THOMAS G. POWNALL                Director
-----------------------------                                                      March 23, 1999
Thomas G. Pownall

      SIGNATURE                                         TITLE                              DATE
      ---------                                         -----                              ----
/s/ BRUCE D. GORCHOW                 Director
-----------------------------                                                      March 23, 1999
Bruce D. Gorchow


/s/ JOSEPH A. STROUD                 Director
-----------------------------                                                      March 23, 1999
Joseph A. Stroud

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 23rd day of March, 1999.

                                       BURKE FLOORING PRODUCTS, INC.,
                                       a California corporation

                                       By: /s/ ROCCO C. GENOVESE
                                           ---------------------
                                           Rocco C. Genovese
                                           PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                                         TITLE                              DATE
      ---------                                         -----                              ----
/s/ ROCCO G. GENOVESE                President (Principal Executive Officer)
-----------------------------                                                      March 23, 1999
Rocco G. Genovese


/s/ DAVID E. WORTHINGTON             Vice President--Finance (Principal
-----------------------------        Financial and Accounting Officer)             March 23, 1999
David E. Worthington


/s/ KEITH OSTER                      Director
-----------------------------                                                      March 23, 1999
Keith Oster

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 23rd day of March, 1999.

                                       BURKE RUBBER COMPANY, INC.,
                                       a California corporation

                                       By: /s/ ROCCO C. GENOVESE
                                           ---------------------
                                           Rocco C. Genovese
                                           PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                                         TITLE                              DATE
      ---------                                         -----                              ----
/s/ ROCCO G. GENOVESE                President (Principal Executive Officer)
-----------------------------                                                      March 23, 1999
Rocco G. Genovese


/s/ DAVID E. WORTHINGTON             Vice President--Finance (Principal
-----------------------------        Financial and Accounting Officer)             March 23, 1999
David E. Worthington


/s/ KEITH OSTER                      Director
-----------------------------                                                      March 23, 1999
Keith Oster

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 23rd day of March, 1999.

                                       BURKE CUSTOM PROCESSING, INC.,
                                       a California corporation

                                       By: /s/ ROCCO C. GENOVESE
                                           ---------------------
                                           Rocco C. Genovese
                                           PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

      SIGNATURE                                         TITLE                              DATE
      ---------                                         -----                              ----
/s/ ROCCO G. GENOVESE                President (Principal Executive Officer)
-----------------------------                                                      March 23, 1999
Rocco G. Genovese


/s/ DAVID E. WORTHINGTON             Vice President--Finance (Principal
-----------------------------        Financial and Accounting Officer)             March 23, 1999
David E. Worthington


/s/ KEITH OSTER                      Director
-----------------------------                                                      March 23, 1999
Keith Oster

                                  EXHIBIT INDEX

 1.1 Purchase Agreement, dated April 17, 1998 between the Company and the Initial Purchaser.(1)

 2.1 Stock Purchase Agreement, dated as of March 5, 1998 among Burke, Sovereign and Mercer.(2)

 3.1    Articles of Incorporation of the Company.(3)

 3.2    Bylaws of the Company.(3)

 3.3    Articles of Incorporation of Burke Flooring Products, Inc.(3)

 3.4    Bylaws of Burke Flooring Products, Inc.(3)

 3.5    Articles of Incorporation of Burke Rubber Company, Inc.(3)

 3.6    Bylaws of Burke Rubber Company, Inc.(3)

 3.7    Articles of Incorporation of Burke Custom Processing, Inc.(3)

 3.8    Bylaws of Burke Custom Processing, Inc.(3)

 3.9    Articles of Incorporation of Mercer Products Company, Inc.(1)

 3.10   Bylaws of Mercer Products Company, Inc.(1)

 4.1 Indenture among the Company, the Subsidiary Guarantors and United States Trust Company of New York, relating to the Floating-Rate Notes, dated as of April 21, 1998.(1)

 4.2 First Supplemental Indenture, dated April 21, 1998, between the Company, the Subsidiary Guarantors and United States Trust Company of New York.(1)

 4.3    Form of Note (included in Exhibit 4.1).(1)

 4.4 Registration Rights Agreement, dated April 21, 1998, between the Company and the Holders.(1)

10.1 Purchase Agreement, dated August 14, 1997, between the Company and the Initial Purchaser.(3)

10.2 Agreement and Plan of Merger, dated as of August 13, 1997, by and among the Company, the Company Shareholders, JFLEI and Merger Co.(3)

10.3 Indenture among the Company, the Subsidiary Guarantors and United States Trust Company of New York, relating to the Fixed Rate Notes, dated as of August 20, 1997.(3)

10.4 Registration Rights Agreement, dated August 20, 1997, between the Company and the Fixed Rate Note Holders.(3)

10.5 Loan and Security Agreement, dated as of August 20, 1997, between the Company, the Lenders and NationsBank, N.A.(3)

10.6 Amendment No. 1, Waiver Joinder Agreement to Loan Security Agreement, dated April 21, 1998, between the Company, Mercer and NationsBank, N.A. (1)

10.7    Form of Revolving Notes (included in Exhibit 10.6). (1)

10.8 Subsidiary Guaranty, dated August 20, 1997, between the Company and the Subsidiaries.(3)

10.9 Subsidiary Security Agreement, dated as of August 20, 1997, between the Company and the Subsidiaries.(3)

10.10   Assignment for Security, dated April 21, 1998, by Mercer.(1)

10.11 First Amendment to Deed of Trust with Absolute Assignment of Leases and Rents, Security Agreement and Fixture Filing, dated April 21, 1998, between the Company and NationsBank, N.A.(1)

10.12 Florida Mortgage, Security Agreement and Assignment of Leases and Rents, dated April 21, 1998, between Mercer and NationsBank, N.A. (unrecorded)(1)

10.13   Stock Pledge Agreement, dated August 20, 1997.(3)

10.14 Pledge Agreement, dated April 21, 1998, between the Company and NationsBank, N.A.(1)

10.15   Consent Solicitation Statement dated March 30, 1998.(1)

10.16   Form of Consent to Amendments to Indenture.(1)

10.17 Investment Agreement, dated as of August 20, 1997, between the Company and preferred shareholders.(3)

10.18 Shareholders' Agreement, dated as of August 20, 1997, between the Company and the shareholders.(3)

10.19 Shareholders' Registration Rights Agreement, dated as of August 20, 1997, between the Company and the shareholders.(3)

10.20 Warrantholders' Registration Rights Agreement dated as of August 20, 1997, between the Company and the warrantholders.(3)

10.21   Form of Warrant Certificate.(3)

10.22   Form of Election Form for Series C Preferred Stock.(1)

10.23 Management Agreement, dated August 20, 1997, between the Company and J.F. Lehman & Company.(3)

10.24 Lease Agreement, dated April 30, 1997, between the Company and Senter Properties, LLC for the premises at 2049 Senter Road, San Jose, CA.(3)

10.25 Lease Agreement, dated May 1, 1996, between the Company and SSMRT Bensonville Industrial Park (3), Inc. for the premises at 870 Thomas Drive, Bensonville, Illinois.(3)

10.26 Lease Agreement, dated October 20, 1995, between the Company and Lincoln Property Company for the premises at 13767
          Freeway Drive, Santa Fe Springs, CA.(3)

10.27 Lease Agreement, dated April 25, 1983, between the Company and Donald M. Hypes for the premises at 14910 Carmenita
          Boulevard, Norwalk, CA.(3)

10.28   Lease Agreement, dated March 29, 1996, between S & M
          Development Co., a general partnership, for the premises at 13615 Excelsior Drive, Santa Fe Springs, CA.(3)

10.29 Lease Agreement, dated June 5, 1995, between the Company and Stephen S. Gray, the duly appointed Chapter 7 trustee of the Estate of Haskon Corporation, for the premises at 336 Weir Street, Taunton, MA.(3)

10.30 Consent to sale of all of the outstanding shares of Mercer Products Company, Inc. to Burke Industries, Inc., dated March 20, 1998 by Land Co. Leasing & New Development Co.

          and related Standard/Industrial Commercial Single-Tenant Lease-Gross, dated June 22, 1994, as amended, between The Childs Family Trust u/t/a of April 30, 1981 and The A.G. Gardner Trust u/t/a of March 5, 1981 dba Landco and Mercer.(1)

10.31 Consent of Lessor dated April 21, 1998 and related Agreement of Lease dated December 1, 1998, as amended, between RTC Properties, Inc. and Mercer.(1)

10.32 Sublease Agreement, dated February 20, 1992, between Burke Rubber Company for the premises at 107 South Riverside Drive, Modesto, CA.(3)

10.33 Servicing Agreement, dated April 26, 1996, between the Company and Westland Technologies.(3)

10.34 Amendment No. 1 to the Stock Purchase Agreement, dated April 21, 1998, among Burke, Sovereign and Mercer.

10.35 Lease Agreement, dated April 15, 1998, between Robert Steele, et al and the Company, for the premises at 10039 Norwalk Boulevard, Santa Fe Springs, CA.

10.36 Management Services Agreement, dated as of June 18, 1998, between the Company and J.F. Lehman & Company.

10.37 Amendment No. 1 to Management Agreement between the Company and J.F. Lehman & Company, dated as of June 18, 1998.

10.38   Burke Industries, Inc. Deferred Compensation Plan.

10.39   Burke Industries, Inc. 1997 Stock Option Plan.

12.1 Computation of Ratios of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Stock Dividends.

21.1    Subsidiaries of the Company.

27.     Financial Data Schedule.

------------------------
(1) Incorporated by reference to the registrant's Registration Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on June 19, 1998.

(2) Incorporated by reference to the Company's 1997 annual report on Form 10-K, File No. 333-36675, as filed with the Securities and Exchange Commission on April 2, 1998.

(3) Incorporated by reference to the registrant's Registration Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on September 29, 1997, as amended.