Form 10-Q
period 1999-04-02
BURKE INDUSTRIES INC /CA/
filed 1999-05-17
CIK 1046777

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              ----------------

                                 FORM 10-Q


(MARK ONE)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
           For the quarterly period ended April 2, 1999

                              OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ____________ to ____________

                       COMMISSION FILE NUMBER 1-333-36675

                              ----------------

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

                              ----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No   .
   ---     ---

         As of May 14, 1999, the number of shares outstanding of the Registrant's Common Stock was 3,894,500.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                             BURKE INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



PART I      FINANCIAL INFORMATION                                 PAGE NUMBER
------      ---------------------                                 -----------
  Item 1    Financial Statements

                Condensed Consolidated Statements of Operations
                for the three months ended April 2, 1999 and
                April 3, 1998 (unaudited)                                3

                Condensed Consolidated Balance Sheets as of
                April 2, 1999 (unaudited) and January 1, 1999            4

                Condensed Consolidated Statements of Cash Flows
                for the three months ended April 2, 1999 and
                April 3, 1998 (unaudited)                                5

                Notes to Condensed Consolidated Financial
                Statements (unaudited)                                  6-7

  Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       8-11

  Item 3     Quantitative and Qualitative Disclosures About
             Market Risk                                                 12


PART II      OTHER INFORMATION
-------      -----------------
  Item 1        Legal Proceedings                                        13
  Item 5        Other Information                                        13
  Item 6        Exhibits and Reports on Form 8-K                         13

Signature                                                                14


PART I      FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                                        For the Three Month Period Ended
                                                                     --------------------------------------
                                                                        April 2, 1999      April 3, 1998
                                                                     ------------------ -------------------
                                                                                (Unaudited)

Net sales..................................................               $28,634            $22,943
Costs and expenses:
     Cost of sales.........................................                20,430             16,180
     Selling, general and administrative...................                 4,517              3,247
     Amortization of goodwill..............................                   504                  9
                                                                          -------             ------
Income from operations.....................................                 3,183              3,507
Interest expense, net......................................                 3,738              2,787
                                                                          -------             ------
Income (loss) before income tax provision
(benefit)..................................................                  (555)               720
Income tax provision (benefit).............................                  (221)               288
                                                                          -------             ------
Net income.................................................                 $(334)            $  432
                                                                          -------             ------
                                                                          -------             ------

    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             January 1, 1999
                                                                                              (Derived from
                                                                                                 audited
                                                                            April 2, 1999       financial
                                                                             (Unaudited)       statements)
                                                                            -------------    ---------------
                                                                                    (In thousands)

                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................         $    376         $  2,981
   Trade accounts receivable, less allowance of
     $860 in 1999 and $812 in 1998.....................................           15,153           13,109
   Inventories.........................................................           15,071           14,574
   Other current assets................................................            4,707            5,013
                                                                                --------         --------
     Total current assets..............................................           35,307           35,677
Property, plant and equipment..........................................           34,443           33,679
Accumulated depreciation and amortization..............................           12,827           12,300
                                                                                --------         --------
Net property, plant and equipment......................................           21,616           21,379
Goodwill, net..........................................................           29,231           29,735
Deferred financing costs, net..........................................            6,336            6,542
Other assets...........................................................              612              612
                                                                                --------         --------
     Total assets......................................................         $ 93,102         $ 93,945
                                                                                --------         --------
                                                                                --------         --------


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Trade accounts payable and accrued expenses.........................         $  9,044         $ 6,934
   Payable to shareholders.............................................              953             953
   Other current liabilities...........................................            5,176           8,844
                                                                                --------         --------
     Total current liabilities.........................................           15,173          16,731

Fixed - Rate Senior notes..............................................          110,000         110,000
Floating - Rate Senior notes...........................................           30,000          30,000
Other noncurrent liabilities...........................................            5,576           4,526
Preferred stock, no par value; 50,000 shares authorized; 30,000
   Series A Redeemable shares designated; 16,000 Series A shares issued and outstanding; 5,000 Series B Redeemable shares designated;
   2,000 Series B shares issued and outstanding (aggregate liquidation
   and redemption preference $18,000)..................................           18,663          18,160
Shareholders' equity (deficit):
   Convertible preferred stock, no par value: 3,000 Series C shares
     designated, issued and outstanding (liquidation preference $3,000).           3,000           3,000
   Class A common stock, no par value: Authorized shares-20,000,000
     issued and outstanding shares--3,857,000 in 1999 and 1998.........           25,464          25,464
Accumulated deficit....................................................         (114,774)       (113,936)
                                                                                --------        --------
   Total shareholders' equity (deficit)................................          (86,310)        (85,472)
                                                                                --------        --------
     Total liabilities and shareholders' equity (deficit)..............         $ 93,102        $ 93,945
                                                                                --------        --------
                                                                                --------        --------

    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)



                                                                                For the Three Month Period
                                                                                          Ended
                                                                              -------------------------------
                                                                              April 2, 1999     April 3, 1998
                                                                              -------------     -------------
                                                                                       (Unaudited)

OPERATING ACTIVITIES
Net income (loss)........................................................        $  (334)         $   432
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Depreciation and amortization:
      Property, plant and equipment......................................             527             357
      Goodwill...........................................................             504               9
      Debt financing costs...............................................             206             148
Other adjustments to reconcile net income (loss) to net cash used
   in operating activities...............................................          (2,744)         (5,221)
                                                                                 --------         -------
Net cash used in operating activities....................................          (1,841)         (4,275)

INVESTING ACTIVITIES
Purchases of property, plant and equipment...............................            (764)           (419)
                                                                                 --------         -------
Net cash used in investing activities....................................            (764)           (419)

FINANCING ACTIVITIES
Restricted cash..........................................................          --               1,070
Payable to shareholders..................................................          --              (3,934)
Deferred financing costs.................................................          --                (121)
                                                                                 --------         -------
Net cash used in financing activities....................................          --              (2,985)
                                                                                 --------         -------
Decrease in cash.........................................................          (2,605)         (7,679)
Cash at beginning of period..............................................           2,981          11,563
                                                                                 --------         -------
Cash at end of period....................................................        $    376         $ 3,884
                                                                                 --------         -------
                                                                                 --------         -------


    The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of January 1, 1999 was derived from audited financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year.

         The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The company also follows a thirteen-week quarterly cycle. The three-month periods ended on April 3, 1998 and April 2, 1999.

         2.       INVENTORIES

         Inventories consist of the following at the period ended:



                                                                    April 2, 1999    January 1, 1999
                                                                    -------------    ---------------
                                                                             (In thousands)
                                                                    --------------------------------
Raw materials...................................................       $ 5,118            $ 5,123
Work-in-process.................................................         2,104              2,085
Finished goods..................................................         7,849              7,366
                                                                       -------            -------
                                                                       $15,071            $14,574
                                                                       -------            -------
                                                                       -------            -------


         3.       SEGMENT INFORMATION

         The Company has two reportable business segments: organic products and silicone products. The organic products group produces and distributes rubber and vinyl wall base, other floor covering accessory products, flexible membranes and other organic rubber products. The silicone products group produces and distributes precision silicone seals and other products used on commercial and military aircraft as well as high performance silicone truck and bus engine hoses and other silicone rubber products.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



THREE MONTH PERIOD ENDED APRIL 2, 1999             Organic Products       Silicone Products            Total
                                                   ----------------       -----------------           --------
                                                                       (Amounts in Thousands)

Revenues from external customers............           $14,993                  $13,641                $28,634
Segment profit..............................             2,534                    1,631                  4,165

PROFIT
Total profit for reportable segments........                                                           $ 4,165
Unallocated items:
  Corporate general and administrative
  expenses..................................                                                               478
  Amortization of goodwill related to the
  acquisition of Mercer.....................                                                               504
  Interest expense, net.....................                                                             3,738
                                                                                                       -------
Income before income taxes..................                                                           $  (555)
                                                                                                       -------
                                                                                                       -------


THREE MONTH PERIOD ENDED APRIL 3, 1998             Organic Products       Silicone Products            Total
                                                   ----------------       -----------------           --------
                                                                       (Amounts in Thousands)
Revenues from external customers............           $8,975                   $13,968                $22,943
Segment profit..............................            1,067                     2,808                  3,875

PROFIT
Total profit for reportable segments........                                                           $ 3,875
Unallocated items:
  Corporate general and administrative
  expenses..................................                                                               368
  Amortization of goodwill related to the
  acquisition of Mercer.....................                                                              --
  Interest expense, net.....................                                                             2,787
                                                                                                       -------
Income before income taxes..................                                                              $720
                                                                                                       -------
                                                                                                       -------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the Company's Unaudited Condensed Consolidated Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

         This Report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. The words "anticipates," "believes," "estimates," "expects," "plans," "intends," and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company, with respect to future events and are subject to certain risks, uncertainties and assumptions, that could cause actual results to differ materially from those expressed in any forward-looking statement, including, without limitation: competition from other manufacturers in the Company's aerospace, flooring or commercial product lines, loss of key employees, general economic conditions and adverse factors impacting the aerospace industry such as changes in government procurement policies. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements.

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

         The following table sets forth certain income statement information for the Company for the three month period ended April 2, 1999 compared to the same period in 1998:


                                                                      Fiscal First Quarter
                                              ---------------------------------------------------------------------
                                                              Percentage                             Percentage
                                                  1999       of Net Sales                1998       of Net Sales
                                              ---------------------------------------------------------------------
                                                                     (dollars in thousands)

Net sales:
     Aerospace and Defense Products.........    $ 9,114          31.8%                 $ 9,551          41.6%
     Flooring Products.......................    10,957          38.3%                   5,842          25.5%
     Commercial Products.....................     8,563          29.9%                   7,550          32.9%
                                              ------------------------------        -------------------------------
Net sales....................................    28,634         100.0%                  22,943         100.0%
Cost of sales................................    20,430          71.3%                  16,180          70.5%
                                              ------------------------------        -------------------------------
Gross profit.................................     8,204          28.7%                   6,763          29.5%
Selling, general and
  administrative expenses....................     4,517          15.8%                   3,247          14.2%
Amortization of goodwill.....................       504           1.8%                       9           0.0%
                                              ------------------------------        -------------------------------
Income from operations.......................     3,183          11.1%                   3,507          15.3%
Interest expense.............................     3,738          13.1%                   2,787          12.1%
                                              ------------------------------        -------------------------------
Income before income tax provision..........      (555)          -2.0%                     720           3.2%
Income tax provision.........................     (221)          -0.8%                     288           1.3%
                                              ------------------------------        -------------------------------
Net income..................................    $ (334)          -1.2%                 $   432           1.9%
                                              ------------------------------        -------------------------------
                                              ------------------------------        -------------------------------

         NET SALES. Total net sales increased 24.8%, from $22.9 million for the three month period ended April 3, 1998 to $28.6 million for the same period in 1999. Aerospace and Defense Products sales decreased 4.6%, from $9.6 million for the three month period ended April 3, 1998 to $9.1 million for the same period in 1999, due to decreases in demand for commercial products, which were partially offset by increases in demand for military products. Flooring Products sales increased 87.6%, from $5.8 million for the three month period ended April 3, 1998 to $11 million for the same period in 1999, due to the acquisition of Mercer. Commercial Products sales increased 13.4%, from $7.6 million for the three month period ended April 3, 1998 to $8.6 million for the same period in 1999, because of strong demand for the company's organic custom-mixed products and volume associated with new silicone hose products introduced late in the second quarter of 1998.

         COST OF SALES. Cost of sales increased 26.3%, from $16.2 million for the three month period ended April 3, 1998 to $20.4 million for the same period in 1999. As a percentage of net sales, gross profit decreased from 29.5% for the three month period ended April 3, 1998 to 28.7% for the same period in 1999. The decrease in profit percentage was primarily due to temporary operating inefficiencies at the Company's Southern California facilities; however, results at these facilities during the first quarter of 1999 improved over results during the fourth quarter of 1998.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 39.1%, from $3.2 million for the three month period ended April 3, 1998 to $4.5 million for the same period in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 14.2% for the three month period ended April 3, 1998 to 15.8% for the same period in 1999. The increase in percentage was due to the acquisition of Mercer, because Flooring Products have higher distribution costs than the Company's other product groups.

         AMORTIZATION OF GOODWILL. Amortization of goodwill increased to $0.5 million for the three months ended April 2, 1999. The increase was due to the acquisition of Mercer.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 9.2%, from $3.5 million for the three month period ended April 3, 1998 to $3.2 million for the same period in 1999.

         INTEREST EXPENSE. Interest expense increased 34.1%, from $2.8 million for the three month period ended April 3, 1998 to $3.7 million for the same period in 1999. The increase was due to the issuance of the Company's $30 million floating interest rate notes on April 21, 1998.

         NET INCOME. As a result of the above factors, net income decreased from $0.4 million for the three month period ended April 3, 1998 to a loss of $0.3 million for the same period in 1999.

INCOME TAX PROVISION (BENEFIT)

         For the three month period ended April 2, 1999, the Company recorded an income tax benefit of 40.0%, which represents the effective tax rate projected for the full fiscal year 1999. This effective tax rate differs from the federal statutory rate primarily due to state income taxes (net of federal benefit) and is consistent with the effective tax rate for the three month period ended April 3, 1998.

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

         SOURCES OF CAPITAL. Under a Loan and Security Agreement with NationsBank, N.A., as administrative agent, and other lending institutions party thereto, the Company has a borrowing capacity of $25.0 million (the "Credit Facility"). The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's options, Eurodollar Rates plus a margin of 2.5% or upon the Prime Rate. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain ratios and tests and provide that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default.

         The Company anticipates that its principal use of cash during 1999 will be working capital requirements, capital expenditures and debt service requirements. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments.

YEAR 2000 ISSUE

         GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

         The Year 2000 issue ("Year 2000 Issue") is the result of computer programs being written using two digits rather than four digits to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         Based on its assessments, the Company determined that it had to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not timely completed, the Year 2000 Issue could have a material impact on the operations of the Company.

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

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

         With respect to its information technology, the Company is 75% complete on the remediation phase and expects to complete software and hardware replacement no later than June 30, 1999. Completion of the testing phase for all significant systems is expected by June 30, 1999.

         The Company is utilizing both internal and external resources to replace and test the software and hardware for resolution of the Year 2000 Issue. In conjunction with the Company's current $2.2 million information technology systems re-engineering effort, approximately 50% of the total cost is estimated to be related to the Year 2000 project. Most of the cost of the new system has been funded through a lease.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As reported by the Company in its Annual Report on Form 10-K for the fiscal year ended January 1, 1999, the Company is exposed to market risks related to fluctuations in interest rates on its $110 million aggregate principal amount of fixed interest rate senior notes due 2007 ("Senior Notes") and its $30 million aggregate principal amount of floating interest rate notes due 2007 ("Floating-Rate Notes"). The Company does not currently use interest rate swaps or other types of derivative financial instruments.

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

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS.

         Legal proceedings filed against the Company were reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999.

ITEM 5.     OTHER INFORMATION.

         Mr. Reed Wolthausen, a Director and Senior Vice President of the Company, has recently been engaged in managing the Company's installation of a new information system. With the installation expected to be completed by June 30, 1999, Mr. Wolthausen has tendered his resignation as an employee and director of the Company to pursue other opportunities. Mr. Wolthausen's resignation will become effective on June 30, 1999. He will continue as a consultant until completion of the installation.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

            (a)   EXHIBITS.

            EXHIBIT NO.          DESCRIPTION

             *3.1                Articles of Incorporation of the Company
             *3.2                By-laws of the Company
             27                  Financial Data Schedule

             ____________

             * Previously filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-36675, and incorporated herein by reference.

            (b)   REPORTS ON FORM 8-K

            There were no reports filed on Form 8-K during the three months ended April 2, 1999.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 17th day of May, 1999.

                                           BURKE INDUSTRIES, INC.


                                           By:  /s/ DAVID E. WORTHINGTON
                                                ----------------------------
                                                David E. Worthington
                                                Vice President-Finance