Form 10-Q
period 1999-07-02
BURKE INDUSTRIES INC /CA/
filed 1999-08-13
CIK 1046777

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------
                                    FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
          For the quarterly period ended July 2, 1999

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from              to
                                       ------------    ------------

                       COMMISSION FILE NUMBER 1-333-36675

                               -----------------

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

                               -----------------

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

         As of August 13, 1999, the number of shares outstanding of the Registrant's Common Stock was 3,894,500.

===============================================================================

                             BURKE INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I             FINANCIAL INFORMATION                                                       PAGE NUMBER
------             ---------------------                                                       -----------
      Item 1       Financial Statements

                         Condensed Consolidated Statements of Operations for the three and
                           six months ended July 2, 1999 and July 3, 1998 (unaudited)               3

                         Condensed Consolidated Balance Sheets as of July 2, 1999
                           (unaudited) and January 1, 1999                                          4

                         Condensed Consolidated Statements of Cash Flows for the six
                           months ended July 2, 1999 and July 3, 1998 (unaudited)                   5

                         Notes to Condensed Consolidated Financial Statements (unaudited)
                                                                                                   6-7

      Item 2       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations                                                          8-12

      Item 3       Quantitative and Qualitative Disclosures About Market Risk                      13

PART II            OTHER INFORMATION

      Item 1           Legal Proceedings                                                           14
      Item 5           Other Information                                                           14
      Item 6           Exhibits and Reports on Form 8-K                                            14

Signature                                                                                          15

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                    For the Three Month Period Ended         For the Six Month Period Ended
                                                  -------------------------------------- ---------------------------------------
                                                     July 2, 1999       July 3, 1998        July 2, 1999        July 3, 1998
                                                  ------------------- ------------------ ------------------- -------------------
                                                                                  (Unaudited)
Net sales..............................           $         28,427    $         27,245   $         57,061    $         50,188
Costs and expenses:....................
     Cost of sales.....................                     20,245              19,452             40,675              35,632
     Selling, general and
     administrative....................                      4,181               3,717              8,698               6,964
     Amortization of goodwill..........                        505                 394              1,009                 403
                                                   ---------------     ---------------    ---------------     ---------------
Income from operations.................                      3,496               3,682              6,679               7,189
Interest expense, net..................                      3,798               3,520              7,536               6,307
Income (loss) before income tax                    ---------------     ---------------    ---------------     ---------------
     provision (benefit)...............                       (302)                162               (857)                882
Income tax provision (benefit).........                       (121)                 65               (342)                352
                                                   ---------------     ---------------    ---------------     ---------------
Net income (loss)......................           $           (181)   $             97   $           (515)   $            530
                                                  ================    ================   ================    ================




  The accompanying Notes to Condensed Consolidated Financial Statements are
                       an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                             January 1, 1999
                                                                                              (Derived from
                                                                             July 2, 1999   audited financial
                                                                             (Unaudited)        statements)
                                                                            --------------  -----------------
                                                                                      (In thousands)
                                     ASSETS
Current assets:
   Cash and cash equivalents...........................................         $   979        $  2,981
   Trade accounts receivable, less allowance of
     $879 in 1999 and $812 in 1998.....................................          14,946          13,109
   Inventories.........................................................          15,383          14,574
   Other current assets................................................           5,068           5,013
                                                                                -------        --------
     Total current assets..............................................          36,376          35,677
                                                                                -------        --------
Property, plant and equipment..........................................          35,179          33,679
Accumulated depreciation and amortization..............................          13,339          12,300
                                                                                -------        --------
Net property, plant and equipment......................................          21,840          21,379
Goodwill, net..........................................................          28,726          29,735
Deferred financing costs, net..........................................           6,130           6,542
Other assets...........................................................             642             612
                                                                                -------        --------
     Total assets......................................................       $  93,714       $  93,945
                                                                                =======        ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Trade accounts payable and accrued expenses.........................       $   7,639       $   6,934
   Payable to shareholders.............................................             953             953
   Other current liabilities...........................................           7,245           8,844
                                                                                 ------          ------
     Total current liabilities.........................................          15,837          16,731

Fixed - Rate Senior notes..............................................         110,000         110,000
Floating - Rate Senior notes...........................................          30,000          30,000
Other noncurrent liabilities...........................................           5,462           4,526
Preferred stock, no par value; 50,000 shares authorized; 30,000
   Series A Redeemable shares designated; 16,000 Series A shares issued and Outstanding; 5,000 Series B Redeemable shares
   designated; 2,000 Series B shares issued and outstanding
   (aggregate liquidation and redemption preference $18,000)...........          19,165          18,160
Shareholders' equity (deficit):
   Convertible preferred stock, no par value: 3,000 Series C shares designated, issued and outstanding (liquidation
     preference $3,000)................................................           3,000           3,000
   Class A common stock, no par value: Authorized shares-20,000,000 issued and outstanding shares--3,894,500 in 1999 and 3,857,000 in
     1998..............................................................          25,708          25,464
Accumulated deficit....................................................        (115,458)       (113,936)
                                                                              ---------       ---------
   Total shareholders' equity (deficit)................................         (86,750)        (85,472)
                                                                              ---------       ---------
     Total liabilities and shareholders' equity (deficit)..............      $   93,714       $  93,945
                                                                              =========       =========


      The accompanying Notes to Condensed Consolidated Financial Statements are
                         an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                 For the Six Month Period
                                                                                          Ended
                                                                              -------------------------------
                                                                               July 2, 1999    July 3, 1998
                                                                              --------------- ---------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES
Net income...............................................................      $     (515)     $      530
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization:
      Property, plant and equipment......................................           1,039             809
      Goodwill...........................................................           1,009             403
      Debt financing costs...............................................             412             341
Other adjustments to reconcile net income to net cash used
   in operating activities...............................................          (2,691)           (177)
                                                                                ------------- ---------------
Net cash (used in) provided by operating activities......................            (746)          1,906

INVESTING ACTIVITIES
Acquisition of Mercer Products Company, Inc. less cash of $34............          --             (38,440)
Purchases of property, plant and equipment...............................          (1,500)           (651)
                                                                                ------------- ---------------
Net cash used in investing activities....................................          (1,500)        (39,091)

FINANCING ACTIVITIES
Restricted cash..........................................................          --               1,070
Payable to shareholders..................................................          --              (3,934)
Deferred financing costs.................................................          --              (2,084)
Issuance of Floating Interest Rate Senior Notes..........................          --              30,000
Issuance of Series C Convertible Preferred Stock.........................          --               3,000
Exercise of Stock Options................................................             244          --
                                                                                ------------- ---------------
Net cash provided by financing activities................................             244          28,052
                                                                                ------------- ---------------
Decrease in cash.........................................................          (2,002)         (9,133)
Cash at beginning of period..............................................           2,981          11,563
                                                                                ------------- ---------------
Cash at end of period....................................................     $       979     $     2,430
                                                                                ============= ===============


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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the six months ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year.

         The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The company also follows a thirteen-week quarterly cycle. The six-month periods presented here ended on July 3, 1998 and July 2, 1999.

         Certain reclassifications have been made in order to conform 1998 to 1999.

         2.       INVENTORIES

         Inventories consist of the following at the period ended:



                                        July 2, 1999     January 1, 1999
                                        --------------  ----------------
                                                (In thousands)
                                        --------------------------------
Raw materials........................       $5,585             $5,123
Work-in-process......................        1,646              2,085
Finished goods.......................        8,152              7,366
                                        --------------  ----------------
                                           $15,383            $14,574
                                        ==============  ================

         4.       SEGMENT INFORMATION

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

                                                   ORGANIC PRODUCTS       SILICONE PRODUCTS            TOTAL
                                                   ----------------    ----------------------      -----------
                                                                       (Amounts in Thousands)
THREE MONTH PERIOD ENDED JULY 2, 1999
Revenues from external customers............         $16,165                    $12,262                $28,427
Segment profit..............................           3,051                      1,206                  4,257

THREE MONTH PERIOD ENDED JULY 3, 1998
Revenues from external customers............         $14,840                    $12,405                $27,245
Segment profit..............................           2,625                      1,812                  4,437

SIX MONTH PERIOD ENDED JULY 2, 1999
Revenues from external customers............         $31,158                    $25,903                $57,061
Segment profit..............................           5,585                      2,837                  8,422

SIX MONTH PERIOD ENDED JULY 3, 1998
Revenues from external customers............         $23,815                    $26,373                $50,188
Segment profit..............................           3,692                      4,620                  8,312

                                                    FOR THE THREE MONTH PERIOD          FOR THE SIX MONTH PERIOD
                                                              ENDED                                ENDED
                                                 JULY 2, 1999      JULY 3 ,1998     JULY 2, 1999      JULY 3, 1998
                                                 ------------      ------------     ------------      ------------
PROFIT
Total profit for reportable segments........          $4,257           $4,437            $8,422           $8,312
Unallocated items:
  Corporate general and administrative                   256              371               734              739
  expenses..................................
  Amortization of goodwill related to the
    acquisition of Mercer...................             505              384             1,009              384
  Interest expense, net.....................           3,798            3,520             7,536            6,307
                                                 ------------     -------------    -------------      ------------
Income (loss) before income taxes...........           $(302)            $162             $(857)            $882
                                                 ============     =============    =============      ============

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

         The following table sets forth certain statement of operations information for the Company for the three and six month periods ended July 2, 1999 compared to the same period in 1998:

                                                                     Fiscal Second Quarter
                                              ---------------------------------------------------------------------
                                                              Percentage                             Percentage
                                                  1999       of Net Sales                1998       of Net Sales
                                              ---------------------------------------------------------------------
                                              ---------------------------------------------------------------------
                                                                     (dollars in thousands)
Net sales:
     Aerospace and Defense Products..........        $7,812           27.5%                 $8,419           30.9%
     Flooring Products.......................        12,188           42.9%                 11,224           41.2%
     Commercial Products.....................         8,427           29.6%                  7,602           27.9%
                                              ------------------------------        -------------------------------
Net sales....................................        28,427          100.0%                 27,245          100.0%
Cost of sales................................        20,245           71.2%                 19,452           71.4%
                                              ------------------------------        -------------------------------
Gross profit.................................         8,182           28.8%                  7,793           28.6%
Selling, general and
  administrative expenses....................         4,181           14.7%                  3,717           13.6%
Amortization of goodwill.....................           505            1.8%                    394            1.4%
                                              ------------------------------        -------------------------------
Income from operations.......................         3,496           12.3%                  3,682           13.6%
Interest expense.............................         3,798           13.4%                  3,520           12.9%
                                              ------------------------------        -------------------------------
Income (loss) before income tax
  provision (benefit)........................         (302)           -1.1%                    162            0.7%
Income tax provision (benefit)...............         (121)           -0.4%                     65            0.2%
                                              ==============================       ================================
Net income (loss)...........................         ($181)           -0.7%                    $97            0.5%
                                              ==============================       ================================


                                                                       Fiscal Six Months
                                              ---------------------------------------------------------------------
                                                              Percentage                             Percentage
                                                  1999       of Net Sales                1998       of Net Sales
                                              ---------------------------------------------------------------------
                                              ---------------------------------------------------------------------
                                                                     (dollars in thousands)
Net sales:
     Aerospace and Defense Products..........       $16,926           29.7%                $17,970           35.8%
     Flooring Products.......................        23,145           40.6%                 17,066           34.0%
     Commercial Products.....................        16,990           29.7%                 15,152           30.2%
                                              ------------------------------        -------------------------------
Net sales....................................        57,061          100.0%                 50,188          100.0%
Cost of sales................................        40,675           71.3%                 35,632           71.0%
                                              ------------------------------        -------------------------------
Gross profit.................................        16,386           28.7%                 14,556           29.0%
Selling, general and
  administrative expenses....................         8,698           15.2%                  6,964           13.9%
Amortization of goodwill.....................         1,009            1.8%                    403            0.8%
                                              ------------------------------        -------------------------------
Income from operations.......................         6,679           11.7%                  7,189           14.3%
Interest expense.............................         7,536           13.2%                  6,307           12.6%
                                              ------------------------------        -------------------------------
Income (loss) before income tax
  provision (benefit).......................          (857)           -1.5%                    882            1.7%
Income tax provision (benefit)..............          (342)           -0.6%                    352            0.7%
                                              ==============================       ================================
Net income (loss)...........................         ($515)           -0.9%                   $530            1.0%
                                              ==============================       ================================

COMPARISON OF THE THREE MONTH PERIOD ENDED JULY 2, 1999 VERSUS THE THREE MONTH PERIOD ENDED JULY 3, 1998

         NET SALES. Total net sales increased 4.3%, from $27.2 million in 1998 to $28.4 million in 1999. Aerospace and Defense Products sales decreased 7.2%, from $8.4 million in 1998 to $7.8 million in 1999, due to decreases in demand for commercial aerospace products, which were partially offset by increases in demand for military products. Flooring Products sales increased 8.6%, from $11.2 million in 1998 to $12.2 million in 1999, due to the acquisition of Mercer. Commercial Products sales increased 10.9%, from $7.6 million in 1998 to $8.4 million in 1999, because of strong demand for the Company's organic custom-mixed products and volume associated with new silicone hose products introduced late in the second quarter of 1998.

         COST OF SALES. Cost of sales increased 4.1%, from $19.5 million in 1998 to $20.2 million in 1999. As a percentage of net sales, gross profit increased from 28.6% in 1998 to 28.8% in 1999. The change in profitability represents the net of the negative effect of ongoing operating inefficiencies in the Company's Southern California facilities, offset by the positive effect of an increase in Flooring Products as a percentage of total sales. Flooring Products have a higher gross margin and, as discussed below, higher distribution costs than the Company's other product groups.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 12.5%, from $3.7 million in 1998 to $4.2 million in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 13.6% to 14.7% in 1999. The increase in percentage was due to the acquisition of Mercer, because Flooring Products have higher distribution costs than the Company's other product groups.

         AMORTIZATION OF GOODWILL. Amortization of goodwill increased 28.2% from $0.4 million in 1998 to $0.5 million in 1999. The increase was due to the acquisition of Mercer.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 5.1%, from $3.7 million in 1998 to $3.5 million in 1999.

         INTEREST EXPENSE. Interest expense increased 7.9%, from $3.5 million in 1998 to $3.8 million in 1999. The increase was due to the issuance of the Floating-Rate Notes on April 21, 1998.

         NET INCOME. As a result of the above factors, net income decreased from $0.1 million in 1998 to a loss of $0.2 million for the same period in 1999.

COMPARISON OF THE SIX- MONTH PERIOD ENDED JULY 2, 1999 VERSUS THE SIX- MONTH PERIOD ENDED JULY 3. 1998.

         NET SALES. Total net sales increased 13.7%, from $50.2 million in 1998 to $57.1 million in 1999. Aerospace and Defense Products sales decreased 5.8%, from $18.0 million in 1998 to $16.9 million in 1999, due to decreases in demand for commercial products, which were partially offset by increases in demand for military products. Flooring Products sales increased 35.6%, from $17.1 million in 1998 to $23.1 million in 1999, due to the acquisition of Mercer. Commercial Products sales increased 12.1%, from $15.2 million in 1998 to $17.0 million in 1999, because of strong demand for the Company's organic custom-mixed products and volume associated with new silicone hose products introduced late in the second quarter of 1998.

         COST OF SALES. Cost of sales increased 14.2%, from $35.6 million in 1998 to $40.7 million in 1999. As a percentage of net sales, gross profit decreased from 29.0% in 1998 to 28.7% in 1999. The change in profitability represents the net of the negative effect of ongoing operating inefficiencies in the Company's Southern California facilities, offset by the positive effect of an increase in Flooring Products as a percentage of total sales. Flooring Products have a higher gross margin and, as discussed below, higher distribution costs than the Company's other product groups.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.9%, from $7.0 million in 1998 to $8.7 million in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 13.9% to 15.2%. The increase in percentage was due to the acquisition of Mercer, because Flooring Products have higher distribution costs than the Company's other product groups.

         AMORTIZATION OF GOODWILL. Amortization of goodwill increased from $0.4 million in 1998 to $1.0 million in 1999. The increase was due to the acquisition of Mercer.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 7.1%, from $7.2 million in 1998 to $6.7 million in 1999.

         INTEREST EXPENSE. Interest expense increased 19.5%, from $6.3 million in 1998 to $7.5 million in 1999. The increase was due to the issuance of the Floating-Rate Notes on April 21, 1998.

         NET INCOME. As a result of the above factors, net income decreased from $0.5 million in 1998 to a loss of $0.5 million for the same period in 1999.

INCOME TAX PROVISION (BENEFIT)

         For the three and six month periods ended July 2, 1999, the Company recorded an income tax benefit of 40.0%, which represents the effective tax rate projected for the full fiscal year 1999. This effective tax rate differs from the federal statutory rate primarily due to state income taxes (net of federal benefit) and is consistent with the effective tax rate for the three and six-month periods ended July 3, 1998.

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

         SOURCES OF CAPITAL. Under a Loan and Security Agreement with NationsBank, N.A., as administrative agent, and other lending institutions party thereto, the Company has a borrowing capacity of $25.0 million (the "Credit Facility"). The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's option, Eurodollar Rates plus a margin of 2.5% or the Prime Rate. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain ratios and tests and provides that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default.

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

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

         With respect to its information technology, the Company is 90% complete on the remediation phase and expects to complete software and hardware replacement no later than September 30, 1999. Completion of the testing phase for all significant systems is expected by September 30, 1999.

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

         CONTINGENCY PLANS

         The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program, as the program is virtually complete.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         Legal proceedings filed against the Company were reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999. As reported in the Company's 10-K, on or about December 28, 1997, a former employee filed a complaint in the California Superior Court for the County of Santa Clara against the Company and certain of its current and former officers and directors. On March 11, 1998, the plaintiff filed an amended complaint against the same defendants. The former employee alleged that he was induced to sell stock in the Company to the Company and/or to the officer and director defendants through the use of allegedly false or misleading statements. On October 5, 1998, defendants answered the complaint and filed a cross-complaint against the plaintiff for breach of contract. On or about May 14, 1999, the Company entered into a confidential settlement agreement with the plaintiff pursuant to which the plaintiff agreed to dismiss his claims without any admission of liability on the part of the Company. Although the terms of the settlement are confidential, the settlement agreement included no terms that have has, or will have in the future, a material impact on the Company's business, financial condition or results of operations.

ITEM 5.       OTHER INFORMATION.

         As noted in the Company's Form 10-Q for the quarterly period ended April 2, 1999, Mr. Reed Wolthausen, a Director and Senior Vice President of the company, resigned effective June 30, 1999.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.      DESCRIPTION


             *3.1             Articles of Incorporation of the Company

             *3.2             By-laws of the Company

              27              Financial Data Schedule

            ------------------------------
             * Previously filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-36675, and incorporated herein by reference.

             (b)      REPORTS ON FORM 8-K

              There were no reports filed on Form 8-K during the six months ended July 2, 1999.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 13th day of August, 1999.

                                       BURKE INDUSTRIES, INC.

                                       By:      /S/ DAVID E. WORTHINGTON
                                                ------------------------
                                                David E. Worthington
                                                Vice President-Finance