Form 10-Q
period 1999-10-01
BURKE INDUSTRIES INC /CA/
filed 1999-11-15
CIK 1046777

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q


(MARK ONE)

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934, AS AMENDED
                 For the quarterly period ended October 1, 1999

                                       OR

  / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________


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
Yes  X    No     .
   -----    -----

         As of October 15, 1999, the number of shares outstanding of the Registrant's Common Stock was 3,894,500.

                             BURKE INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


Part I             Financial Information                                                       Page Number
------             ---------------------                                                       -----------
      Item 1       Financial Statements

                         Condensed Consolidated Statements of Operations for the three and nine months ended October 1, 1999 and October 2, 1998
                           (unaudited)                                                              3

                         Condensed Consolidated Balance Sheets as of October 1, 1999
                           (unaudited) and January 1, 1999                                          4

                         Condensed Consolidated Statements of Cash Flows for the nine
                           months ended October 1, 1999 and October 2, 1998 (unaudited)             5

                         Notes to Condensed Consolidated Financial Statements (unaudited)
                                                                                                   6-7

      Item 2       Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                  8-12

      Item 3       Quantitative and Qualitative Disclosures About Market Risk                      13

Part II            Other Information
-------            -----------------

      Item 1           Legal Proceedings                                                           14
      Item 5           Other Information                                                           14
      Item 6           Exhibits and Reports on Form 8-K                                            14

Signature                                                                                          15

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)



                                                    For the Three Month Period Ended        For the Nine Month Period Ended
                                                  -------------------------------------- ---------------------------------------
                                                     Oct. 1, 1999       Oct. 2, 1998        Oct. 1, 1999        Oct. 2, 1998
                                                  ------------------- ------------------ ------------------- -------------------
                                                                                  (Unaudited)
Net sales..............................           $         26,833    $         30,879   $         83,894    $         81,067
Costs and expenses:....................
     Cost of sales.....................                     19,918              21,606             60,593              57,238
     Selling, general and
     administrative....................                      4,637               4,274             13,335              11,238
     Amortization of goodwill..........                        504                 504              1,513                 907
                                                  -----------------   ----------------   ----------------    ----------------

Income from operations.................                      1,774               4,495              8,453              11,684
Interest expense, net..................                      3,600               3,756             11,136              10,063
                                                  -----------------   ----------------   ----------------    ----------------
Income (loss) before income tax
       provision (benefit).............                     (1,826)                739             (2,683)              1,621
Income tax provision (benefit).........                         --                 296               (342)                648
                                                  -----------------   ----------------   ----------------    ----------------


Net income (loss)......................           $          (1,826)  $            443   $         (2,341)   $            973
                                                  -----------------   ----------------   ----------------    ----------------
                                                  -----------------   ----------------   ----------------    ----------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                             January 1, 1999
                                                                                              (Derived from
                                                                                                 audited
                                                                             Oct. 1, 1999       financial
                                                                              (Unaudited)      statements)
                                                                             --------------  ---------------
                                                                             (In thousands)
                                                   ASSETS
Current assets:
   Cash and cash equivalents...........................................          $   200        $  2,981
   Trade accounts receivable, less allowance of
     $778 in 1999 and $812 in 1998.....................................           14,693          13,109
   Inventories.........................................................           14,923          14,574
   Other current assets................................................            4,597           5,013
                                                                             --------------  ---------------
     Total current assets..............................................           34,413          35,677
                                                                             --------------  ---------------
Property, plant and equipment..........................................           35,759          33,679
Accumulated depreciation and amortization..............................           13,846          12,300
                                                                             --------------  ---------------
Net property, plant and equipment......................................           21,913          21,379
Goodwill, net..........................................................           28,223          29,735
Deferred financing costs, net..........................................            5,924           6,542
Other assets...........................................................              637             612
                                                                             --------------  ---------------
     Total assets......................................................        $  91,110       $  93,945
                                                                             --------------  ---------------
                                                                             --------------  ---------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
   Trade accounts payable and accrued expenses.........................        $   9,791       $   6,934
   Payable to shareholders.............................................              953             953
   Other current liabilities...........................................            4,285           8,844
                                                                             --------------  ---------------
     Total current liabilities.........................................           15,029          16,731

Fixed - Rate Senior notes..............................................          110,000         110,000
Floating - Rate Senior notes...........................................           30,000          30,000
Other noncurrent liabilities...........................................            5,344           4,526
Preferred stock, no par value; 50,000 shares authorized; 30,000
   Series A Redeemable shares designated; 16,000 Series A shares issued and outstanding; 5,000 Series B Redeemable shares designated;
   2,000 Series B shares issued and outstanding (aggregate liquidation
   and redemption preference $18,000)..................................           19,668          18,160

Shareholders' equity (deficit):
   Convertible preferred stock, no par value: 3,000 Series C shares designated, issued and outstanding (liquidation preference
     $3,000)...........................................................            3,000           3,000
   Class A common stock, no par value: Authorized shares-20,000,000 issued and outstanding shares--3,894,500 in 1999 and 3,857,000 in
     1998..............................................................           25,708          25,464

Accumulated deficit....................................................         (117,639)       (113,936)
                                                                             --------------  ---------------
   Total shareholders' equity (deficit)................................          (88,931)        (85,472)
                                                                             --------------  ---------------
     Total liabilities and shareholders' equity (deficit)..............        $  91,110       $  93,945
                                                                             --------------  ---------------
                                                                             --------------  ---------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                                For the Nine Month Period
                                                                                          Ended
                                                                              -------------------------------
                                                                               Oct. 1, 1999    Oct. 2, 1998
                                                                              -------------------------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES
Net income (loss)........................................................      $   (2,341)     $      973
Adjustments to reconcile net income to net cash (used in)
   provided by operating activities:
   Depreciation and amortization:
      Property, plant and equipment......................................           1,546           1,252
      Goodwill...........................................................           1,513             907
      Debt financing costs...............................................             618             547
Other adjustments to reconcile net income to net cash used
   in operating activities...............................................          (2,281)         (1,647)
                                                                             --------------  ---------------
Net cash (used in) provided by operating activities......................            (945)          2,032

INVESTING ACTIVITIES
Acquisition of Mercer Products Company, Inc. less cash of $34............          --             (38,440)
Purchases of property, plant and equipment...............................          (2,080)         (1,464)
                                                                             --------------  ---------------
Net cash used in investing activities....................................          (2,080)        (39,904)

FINANCING ACTIVITIES
Restricted cash..........................................................          --               1,070
Payable to shareholders..................................................          --              (4,757)
Deferred financing costs.................................................          --              (2,084)
Issuance of Floating Interest Rate Senior Notes..........................          --              30,000
Issuance of Series C Convertible Preferred Stock.........................          --               3,000
Exercise of Stock Options................................................             244             --
                                                                             --------------  ---------------
Net cash provided by financing activities................................             244          27,229
                                                                             --------------  ---------------
Decrease in cash.........................................................          (2,781)        (10,643)
                                                                             --------------  ---------------
Cash at beginning of period..............................................           2,981          11,563
                                                                             --------------  ---------------
Cash at end of period....................................................     $       200     $       920
                                                                             --------------  ---------------
                                                                             --------------  ---------------

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the nine months ended October 1, 1999 are not necessarily indicative of the results to be expected for the full year.

         The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The company also follows a thirteen-week quarterly cycle. The nine-month periods presented here ended on October 2, 1998 and October 1, 1999.

         Certain reclassifications have been made in order to conform 1998 to 1999.

         2.       INVENTORIES

         Inventories consist of the following at the period ended:


                                                                   October 1, 1999   January 1, 1999
                                                                   ---------------   ---------------
                                                                             (In thousands)
                                                                   ---------------------------------
Raw materials...................................................       $6,211             $5,123
Work-in-process.................................................        1,678              2,085
Finished goods..................................................        7,034              7,366
                                                                   ---------------   ---------------
                                                                      $14,923            $14,574
                                                                   ---------------   ---------------
                                                                   ---------------   ---------------

         3.       SEGMENT INFORMATION

         The Company has two reportable business segments: organic products and silicone products. The organic products group produces and distributes rubber and vinyl wall base, other floor covering accessory products, flexible membranes and other organic rubber products. The silicone products group produces and distributes precision silicone seals and other products used on civil and military aircraft as well as high performance silicone truck and bus engine hoses and other silicone rubber products.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                                   ORGANIC PRODUCTS       SILICONE PRODUCTS            TOTAL
                                                   ----------------    ----------------------         ---------
                                                                       (Amounts in Thousands)
THREE MONTH PERIOD ENDED OCTOBER 1, 1999
Revenues from external customers............         $17,499                     $9,334                $26,833
Segment profit..............................           3,407                       (527)                 2,880

THREE MONTH PERIOD ENDED OCTOBER 2, 1998
Revenues from external customers............         $18,649                    $12,230                $30,879
Segment profit..............................           3,810                      1,668                  5,478

NINE MONTH PERIOD ENDED OCTOBER 1, 1999
Revenues from external customers............         $48,657                    $35,237                $83,894
Segment profit..............................           8,992                      2,310                 11,302

NINE MONTH PERIOD ENDED OCTOBER 2, 1998
Revenues from external customers............         $42,464                    $38,603                $81,067
Segment profit..............................           7,502                      6,288                 13,790



                                                   FOR THE THREE MONTH PERIOD         FOR THE NINE MONTH PERIOD
                                                              ENDED                            ENDED
                                                OCTOBER 1, 1999  OCTOBER 2 ,1998   OCTOBER 1, 1999   OCTOBER 2 ,1998
                                                ---------------  ---------------   ---------------   ---------------
PROFIT
Total profit for reportable segments........          $2,880           $5,478           $11,302          $13,790
Unallocated items:
  Corporate general and administrative
    expenses................................             602              479             1,336            1,199
  Amortization of goodwill related to the
    acquisition of Mercer...................             504              504             1,513              907

  Interest expense, net.....................           3,600            3,756            11,136           10,063
                                                ---------------  ---------------   ---------------   ---------------
Income (loss) before income taxes...........         $(1,826)           $ 739          $ (2,683)          $1,621
                                                ---------------  ---------------   ---------------   ---------------
                                                ---------------  ---------------   ---------------   ---------------


         4.       BANK CREDIT FACILITY

         As reported by the Company in its Annual Report on Form 10-K for the fiscal year ended January 1, 1999 the Company's Credit Facility (defined below) contains various financial covenants, including covenants requiring the maintenance of fixed charge coverage. As of the quarter ended October 1, 1999, the Company was not in compliance with certain of these covenants. The Company recently obtained a waiver from the bank for violation of the covenants and the covenants have been amended for future periods.

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

RESULTS OF OPERATIONS

         The Company operates within one industry segment, elastomer products, and is organized into two business segments: silicone and organic products. The Company's products are organized into three product groups: Aerospace and Defense Products, which produces precision silicone seals and other products used on civil and military aircraft; Flooring Products, which produces and distributes rubber and vinyl cove base and other floor covering accessory products; and Commercial Products, which produces various intermediate and finished silicone and organic rubber products.

         The following table sets forth certain statement of operations information for the Company for the three and nine month periods ended October 1, 1999 compared to the same periods in 1998:

                                                                       Fiscal Third Quarter
                                                -------------------------------------------------------------------
                                                                Percentage                            Percentage
                                                     1999      of Net Sales              1998        of Net Sales
                                                -------------------------------------------------------------------
                                                                      (dollars in thousands)
Net sales:
     Aerospace and Defense Products........          $5,223         19.5%                 $8,127          26.3%
     Flooring Products.....................          12,709         47.4%                 13,439          43.5%
    Commercial Products....................           8,901         33.1%                  9,313          30.2%
                                                ------------- --------------         -------------- ---------------
Net sales..................................          26,833        100.0%                 30,879         100.0%
Cost of sales..............................          19,918         74.2%                 21,606          70.0%
                                                ------------- --------------         -------------- ---------------
Gross profit...............................           6,915         25.8%                  9,273          30.0%
Selling, general and
  administrative expenses..................           4,637         17.3%                  4,274          13.8%
Amortization of goodwill...................             504          1.9%                    504           1.6%
                                                ------------- --------------         -------------- ---------------
Income from operations.....................           1,774          6.6%                  4,495          14.6%
Interest expense...........................           3,600         13.4%                  3,756          12.2%
                                                ------------- --------------         -------------- ---------------
Income (loss) before income tax provision
  (benefit)................................          (1,826)        (6.8)%                   739           2.4%
Income tax provision (benefit)                           --         (0.0)%                   296           1.0%
                                                ------------- --------------         -------------- ---------------
Net income (loss)..........................         ($1,826)        (6.8)%                  $443           1.4%
                                                ------------- --------------         -------------- ---------------
                                                ------------- --------------         -------------- ---------------


                                                                      Fiscal Nine Months
                                             ----------------------------------------------------------------------
                                                              Percentage                             Percentage
                                                  1999       of Net Sales               1998        of Net Sales
                                             ----------------------------------------------------------------------
                                                                    (dollars in thousands)
Net sales:
     Aerospace and Defense Products........      $22,149          26.4%                $26,097           32.2%
     Flooring Products.....................       35,854          42.7%                 30,505           37.6%
     Commercial Products...................       25,891          30.9%                 24,465           30.2%
                                             -------------------------------       --------------------------------
Net sales..................................       83,894         100.0%                 81,067          100.0%
Cost of sales..............................       60,593          72.2%                 57,238           70.6%
                                             -------------------------------       --------------------------------
Gross profit...............................       23,301          27.8%                 23,829           29.4%
Selling, general and
  administrative expenses..................       13,335          15.9%                 11,238           13.9%
Amortization of goodwill...................        1,513           1.8%                    907            1.1%
                                             -------------------------------       --------------------------------
Income from operations.....................        8,453          10.1%                 11,684           14.4%
Interest expense...........................       11,136          13.3%                 10,063           12.4%
                                             -------------------------------       --------------------------------
Income (loss) before income tax provision
  (benefit)................................       (2,683)         (3.2)%                1,621            2.0%
Income tax provision (benefit).............         (342)         (0.4)%                  648            0.8%
                                             -------------------------------       --------------------------------
                                             -------------------------------       --------------------------------
Net income (loss)..........................      ($2,341)         (2.8)%                 $973            1.2%
                                             -------------------------------       --------------------------------
                                             -------------------------------       --------------------------------

COMPARISON OF THE THREE MONTH PERIOD ENDED OCTOBER 1, 1999 VERSUS THE THREE MONTH PERIOD ENDED OCTOBER 2, 1998

         NET SALES. Total net sales decreased 13.1%, from $30.9 million in 1998 to $26.8 million in 1999. Aerospace and Defense Products sales decreased 35.7%, from $8.1 million in 1998 to $5.2 million in 1999, due to decreases in demand for civil aerospace products, and deferral of demand for military products. Flooring Products sales decreased 5.4%, from $13.4 million in 1998 to $12.7 million in 1999, due to lower demand. Commercial Products sales decreased 4.4%, from $9.3 million in 1998 to $8.9 million in 1999, due to lower demand for organic membrane products.

         COST OF SALES. Cost of sales decreased 7.8%, from $21.6 million in 1998 to $19.9 million in 1999. As a percentage of net sales, gross profit decreased from 30.0% in 1998 to 25.8% in 1999. The decline in profitability was primarily due to the decrease in sales volume of Aerospace and Defense Products.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 8.5%, from $4.3 million in 1998 to $4.6 million in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 13.8% to 17.3% in 1999. The increase in spending was due to costs associated with the implementation of a new information system. The increase in spending as a percentage of net sales was due to the decrease in net sales.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was unchanged, at $0.5 million in 1998 and 1999.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 60.5%, from $4.5 million in 1998 to $1.8 million in 1999.

         INTEREST EXPENSE. Interest expense decreased 4.2%, from $3.8 million in 1998 to $3.6 million in 1999.

         NET INCOME. As a result of the above factors, net income decreased from $0.4 million in 1998 to a loss of $1.1 million in 1999.

COMPARISON OF THE NINE MONTH PERIOD ENDED OCTOBER 1, 1999 VERSUS THE NINE MONTH PERIOD ENDED OCTOBER 2, 1998.

         NET SALES. Total net sales increased 3.5%, from $81.1 million in 1998 to $83.9 million in 1999. Aerospace and Defense Products sales decreased 15.1%, from $26.1 million in 1998 to $22.1 million in 1999, due to decreases in demand for civil aerospace products, which were partially offset by increases in demand for military products. Flooring Products sales increased 17.5%, from $30.5 million in 1998 to $35.9 million in 1999, due to the acquisition of Mercer. Commercial Products sales increased 5.8%, from $24.5 million in 1998 to $25.9 million in 1999, because of increased demand for the Company's organic custom-mixed products and volume associated with new silicone hose products introduced late in the second quarter of 1998.

         COST OF SALES. Cost of sales increased 5.9%, from $57.2 million in 1998 to $60.6 million in 1999. As a percentage of net sales, gross profit decreased from 29.4% in 1998 to 27.8% in 1999. The decline in profitability was primarily due to the decrease in sales volume of Aerospace and Defense Products in the third quarter of 1999.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 18.7%, from $11.2 million in 1998 to $13.3 million in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 13.9% to 15.9%. The increase in spending was due to the acquisition of Mercer, and the costs associated with the implementation of a new information system. The increase in percentage was also due to the acquisition of Mercer, because Flooring Products have higher distribution costs than the Company's other product groups.

         AMORTIZATION OF GOODWILL. Amortization of goodwill increased 66.8%, from $0.9 million in 1998 to $1.5 million in 1999. The increase was due to the acquisition of Mercer.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 27.7%, from $11.7 million in 1998 to $8.5 million in 1999.

         INTEREST EXPENSE. Interest expense increased 10.7%, from $10.1 million in 1998 to $11.1 million in 1999. The increase was due to the issuance of the Floating-Rate Notes on April 21, 1998.

         NET INCOME. As a result of the above factors, net income decreased from $1.0 million in 1998 to a loss of $1.6 million in 1999.

INCOME TAX PROVISION (BENEFIT)

         For the three month period ended October 1, 1999, the Company did not book a tax provision due to operating loss. For the six month period ended July 2, 1999 the Company recorded an income tax benefit of $0.3 million. The effective tax rate for the three and nine month periods ended October 2, 1998 differs from the federal statutory rate primarily due to state income taxes (net of federal benefit).

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

         SOURCES OF CAPITAL. Under a Loan and Security Agreement with Bank of America, as administrative agent, and other lending institutions party thereto, the Company has a borrowing capacity of $25.0 million (the "Credit Facility"). The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's option, Eurodollar Rates plus a margin of 2.5% or the Prime Rate. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain ratios and tests and provides that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default.

         The Credit Facility contains a number of financial covenants that require the Company to meet certain ratios and tests and also provides that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default. As of the quarter ended October 1, 1999, the Company was not in compliance with certain of these covenants. The Company recently obtained a waiver from the bank for violations of the financial covenants and the covenants have been amended for future periods.

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

         STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

         With respect to its information technology, the Company is 100% complete on the remediation phase, with the completion of software and hardware replacement as of August 28, 1999. Completion of the testing phase for all significant information technology systems was completed as of September 30, 1999.

         The Company is utilizing both internal and external resources to replace and test the software and hardware for resolution of the Year 2000 Issue. In conjunction with the Company's current $2.8 million information technology systems re-engineering effort, approximately 50% of the total cost is estimated to be related to the Year 2000 project. Most of the cost of the new system has been funded through a lease.

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

         RISKS AND CONTINGENCY PLAN

         Management believes it has mitigated the Year 2000 Issue and it has not developed a contingency plan. However, it is possible that disruptions to the economy resulting from the Year 2000 Issue could adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

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

PART II       OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         Legal proceedings filed against the Company were reported in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 1999 and updated in the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 2, 1999.

ITEM 5.       OTHER INFORMATION.

         On November 1, 1999, Theodore M. Clark was appointed the company's new President. Mr. Clark recently concluded a career spanning more than two decades at PRC-Desoto, Inc., a wholly owned subsidiary of PPG Industries. As President and Chief Executive Officer, Mr. Clark established PRC-DeSoto as the world's largest manufacturer of aerospace sealants and coatings, as well as a leading supplier of insulated glass sealants for construction applications.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.


              EXHIBIT NO.          DESCRIPTION

              *3.1                 Articles of Incorporation of the Company
              *3.2                 By-laws of the Company
              27                   Financial Data Schedule

              -----------------------
              * Previously filed as an exhibit to the Company's Registration Statement on Form S-4, File No. 333-36675, and incorporated herein by reference.

              (b)   REPORTS ON FORM 8-K

              There were no reports filed on Form 8-K during the nine months ended October 1, 1999.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 15th day of November, 1999.

                                      BURKE INDUSTRIES, INC.


                                      By:      /s/ DAVID E. WORTHINGTON
                                              ---------------------------------
                                               David E. Worthington
                                               Vice President-Finance