Form 10-K405
period 1999-12-31
BURKE INDUSTRIES INC /CA/
filed 2000-03-31
CIK 1046777

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-36675
                            ------------------------
                             BURKE INDUSTRIES, INC.

             (Exact name of Registrant as specified in its charter)

              CALIFORNIA                                    94-3081144
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)
              13767 FREEWAY DRIVE, SANTA FE SPRINGS, CALIFORNIA 90670
(Address of principal executive office)                     (Zip Code)

                                 (800) 221-0923
              (Registrant's telephone number, including area code)
                            ------------------------

          Securities registered pursuant to Section 12 (b) of the Act:
                                      None
                            ------------------------

          Securities registered pursuant to Section 12(g) of the Act:
                           10% Senior Notes Due 2007
                    Guarantees of 10% Senior Notes Due 2007
                          Floating-Rate Notes Due 2007
                   Guarantees of Floating-Rate Notes Due 2007
                             (Title of each class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 15, 1999, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $4,154,668. The aggregate market value has been calculated on a basis which excludes shares of Common Stock which may be acquired through exercise of options or warrants. As of March 15, 2000, the number of outstanding shares of the registrant's Common Stock was 3,894,500.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           TABLE OF OTHER REGISTRANTS

                                                                                 ADDRESS INCLUDING ZIP CODE
                        JURISDICTION           PRIMARY           IRS EMPLOYER         AND AREA CODE AND
                             OF          STANDARD INDUSTRIAL    IDENTIFICATION       TELEPHONE NUMBER OF
NAME OF CORPORATION     INCORPORATION   CLASSIFICATION NUMBER       NUMBER       PRINCIPAL EXECUTIVE OFFICES
-------------------     -------------   ---------------------   --------------   ---------------------------
Burke Flooring
  Products, Inc.......   California              3069             94-2147284     13767 Freeway Drive
                                                                                 Santa Fe Springs, CA 90670
                                                                                 (800) 221-0923

Burke Rubber
  Company, Inc........   California              3069             94-2157283     13767 Freeway Drive
                                                                                 Santa Fe Springs, CA 90670
                                                                                 (800) 221-0923

Burke Custom
  Processing, Inc.....   California              3069             94-2157282     13767 Freeway Drive
                                                                                 Santa Fe Springs, CA 90670
                                                                                 (800) 221-0923

                             BURKE INDUSTRIES, INC.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

CAPTION                                                                                 PAGE
-------                                                                               --------
                                            PART I

ITEM 1.                 BUSINESS....................................................      1

ITEM 2.                 PROPERTIES..................................................     10

ITEM 3.                 LEGAL PROCEEDINGS...........................................     11

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     11

                                           PART II

ITEM 5.                 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                        STOCKHOLDER MATTERS.........................................     11

ITEM 6.                 SELECTED FINANCIAL DATA.....................................     11

ITEM 7.                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS...................................     13

ITEM 7A.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                        RISK........................................................     19

ITEM 8.                 CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY
                        DATA........................................................     19

ITEM 9.                 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING
                        AND FINANCIAL DISCLOSURE....................................     19

                                           PART III

ITEM 10.                DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     20

ITEM 11.                EXECUTIVE COMPENSATION......................................     25

ITEM 12.                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                        MANAGEMENT..................................................     28

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     29

                                           PART IV

ITEM 14.                EXHIBITS, CONSOLIDATED FINANCIAL STATEMENT SCHEDULES, AND
                        REPORTS ON FORM 8-K.........................................     33

                                     PART I

ITEM 1. BUSINESS

                                    OVERVIEW

    Burke Industries, Inc. (the "Company" or "Burke"), headquartered in Santa Fe Springs, California, is a leading, diversified manufacturer of highly engineered, rubber, silicone and vinyl-based (herein "elastomer") products. Through its vertically integrated operations and reputation for quality elastomer-based products, Burke has become (i) the leading domestic producer of precision silicone seals for commercial and military aircraft ("Aerospace and Defense Products"), (ii) a leading nationwide producer of both rubber and vinyl cove base and floor covering accessories for commercial and industrial applications ("Flooring Products") and (iii) a value-added producer of high-performance silicone hose, roofing and membrane products for the heavy-duty truck, medical, marine, commercial building and fluid containment industries ("Commercial Products").

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

    In April 1998, the Company acquired from Sovereign Specialty
Chemicals, Inc. ("Sovereign") all of the outstanding capital stock of Mercer Products Company, Inc. ("Mercer"). For many years, Mercer has been a leading manufacturer of plastic and vinyl flooring products such as vinyl cove base, transitional and finish mouldings, corners, stair treads and other accessories. Management believes that the highly successful vinyl cove base and moulding product lines and the strong presence in the southeastern United States developed by Mercer complement the Company's position as the market leading producer of rubber cove base and floor covering accessories in the western United States.

    Mercer was merged with and into the Company, effective August 12, 1998. Burke has integrated Mercer's product lines into its own and now operates its Flooring Products business throughout the nation under the name BurkeMercer Flooring Products.

    Mercer represents the fifth acquisition completed by Burke over the last seven years. Burke's integration of these acquisitions has led to market leading positions in the aerospace seals market, opened new markets for its Flooring Products business, improved operating efficiencies, consolidated overhead and strengthened technical capabilities.

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

                               INDUSTRY OVERVIEW

    The Company operates within one industry segment, elastomer products. Virtually every industry contains applications for elastomeric products. These products are used wherever there is a need for materials that are flexible, yet retain their original shape and other properties. Elastomeric products tend to be a small portion of the total cost of any product, yet can be critical to a successful design. The Company believes that the demand for elastomeric products in the markets in which it has chosen to compete will continue to grow as the performance requirements of various products are increased.

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

AEROSPACE AND DEFENSE PRODUCTS

    Operating out of Santa Fe Springs, California and Taunton, Massachusetts, Burke, through its Aerospace and Defense Products business, is the leading domestic manufacturer of two principal product lines: highly engineered elastomer-based seals for commercial and military aircraft and low-observable, radar-absorbing materials for stealth military applications. Burke's non-stealth aerospace components are marketed under the SFS and Haskon trade names. Burke first entered the aerospace market in 1993 with its purchase of Purosil. Aerospace and Defense Products sales increased from $3.6 million in 1993 to $28.9 million in 1999, and represented 27% of Burke's total net sales in 1999.

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

    MARKETS AND CUSTOMERS

    Burke's silicone seals are sold directly to manufacturers of commercial and military aircraft, aerospace component distributors and the United States government. Burke has maintained its leading position in this market through its advanced in-house design, quality, engineering, technical and production capabilities. The engineering staff at Burke works directly with Original Equipment Manufacturers ("OEMs") to design custom silicone sealing applications. Burke's Aerospace and Defense products are designed by Burke engineers in accordance with precise OEM specifications and quality requirements. Products are rigorously tested against OEM quality standards by Burke and its customers before final approval. In 1999, the top five customers of the Aerospace and Defense Products division accounted for $23.9 million in net sales, representing 22.3% and 82.9%, respectively, of the Company's total and the Aerospace and Defense Products division's net sales in that year.

    Boeing is the single largest customer of Aerospace and Defense Products, and management believes Burke is likewise the leading supplier of these products to Boeing. In addition to Boeing, the Company produces seals for every major commercial aircraft manufacturer in the world and for substantially all major military manufacturers in the United States, including McDonnell Douglas (now Boeing), Lockheed Martin, Northrop Grumman, Airbus Industries, Pratt & Whitney, General Electric, Gulfstream, Bombardier and B.F. Goodrich Aerostructures. As a result, Burke's products have been designed into some of the most successful commercial and military aircraft in the world, including the Boeing 717, 737, 747, 757, 767 and 777, Boeing F-15 and F-18 fighters, the McDonnell Douglas DC and MD series, the Northrop Grumman F-14 fighter and the Lockheed Martin F-16 fighter.

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

    The Northrop Grumman B-2 low-observable materials program provides a solid base for Burke's defense business. Burke's revenues from this program are generated by replacement materials applied as part of the repair or scheduled maintenance of the aircraft. Burke has also been qualified to supply the F-22 program. The F-22 is the latest generation United States Air Force fighter aircraft and is designed to replace the F-15 as the premier fighter in the United States military arsenal. However, both the B-2 bomber and the F-22 fighter are subject to continuous budgetary scrutiny and Burke's ability to expand its Aerospace and Defense Products business could be limited if either of these programs were to be curtailed or eliminated.

    The Aerospace and Defense Products business has recently qualified for the "over-wing-fairing" seal for the B-1 bomber and is now a second source for this program. The Company has also bid on a contract to develop seals for the new Joint Strike Fighter (JSF) program. Both Boeing and Lockheed Martin have been selected as the finalists for this program which is ultimately expected to procure approximately 3,000 multi-service aircraft for the United States Air Force, Marine Corps and Navy and the United Kingdom Royal Navy. The program is scheduled for production after the year 2005.

    COMPETITION

    Burke is the leading domestic supplier of highly-engineered silicone seals for the aerospace OEM market and aftermarket. Burke's domestic competitors are primarily small, privately-held companies, or small divisions of larger companies. These competitors include Kirkhill Rubber Company, which was purchased by Esterline Technologies in 1998, Chase-Walton Elastomers, Inc. and Elastomeric Silicone Products, which was purchased by Bestobell Aviation in 1997. Additionally, the Company has two principal European competitors, Dunlop France S.A. and Bestobell Aviation, of the United Kingdom, which enjoy significant market share among European aircraft manufacturers, including Airbus Industries.

    Management believes that Burke's long-standing customer relationships, unique design capabilities and product quality will continue to support its position as a leading supplier of engineered silicone seals within this fragmented market.

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

FLOORING PRODUCTS

    Burke is a leading producer and distributor of specialty rubber and vinyl flooring accessory products for use in commercial markets. Flooring Products sales were $45.4 million in 1999, comprising 42.2% of the Company's total net sales.

    Burke's trademark BurkeBase has enjoyed the leading market share in the western United States since the early 1950s and is well known throughout the industry. Burke extended its Flooring Products lines beyond rubber products through the Mercer acquisition. Founded in 1958, and headquartered in Eustis, Florida, Mercer established itself as a leading manufacturer of plastic and vinyl products such as vinyl and rubber wall base, transitional and finish mouldings, stair treads and other accessories. Mercer also sold a range of related adhesive products. The product and distribution lines developed by Mercer strongly complement the Company's Flooring Products business. While the Company has been the leading producer of rubber cove base and floor covering accessories in the western United States, Mercer has been a leading supplier to the vinyl wall base and moulding products markets and developed a particularly strong sales presence in the southeastern United States.

    PRODUCTS

    The combined line of BurkeMercer Flooring Products consists of a full range of commercial rubber and vinyl flooring products and accessories including rubber and vinyl cove base, safety flooring tiles, stair treads, corners, shapes, special application adhesives and newly developed luminescent emergency lighting accessories sold under the BurkeEmerge trademark. BurkeMercer flooring and flooring accessory products are generally recognized by architects, builders, and contractors as the highest-quality commercial rubber flooring and flooring accessory products available in terms of construction, durability and ease of installation. In its principal markets, BurkeMercer cove base is utilized in most commercial applications using resilient tile flooring and virtually all commercial applications involving carpeting. Other BurkeMercer flooring products are employed in commercial and institutional settings where durability, safety and resilience are of primary importance.

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

    MARKETS AND CUSTOMERS

    BurkeMercer Flooring Products are sold primarily to dealers and distributors in the western United States and through a network of flooring products distributors in other regions. In addition to the San Jose, California and Eustis, Florida manufacturing facilities, the Company has distribution facilities in Santa Fe Springs, California, Grand Prairie, Texas and South Kearny, New Jersey. In 1999, the top five customers of the Flooring Products division accounted for $11.1 million in net sales, representing 10.3% and 24.4%, respectively, of Burke's total and the Flooring Products division's net sales in that year.

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

COMMERCIAL PRODUCTS

    Burke's Commercial Products business serves end markets with both intermediate and finished silicone and organic rubber-based compounds and products. Commercial Products net sales increased from $14.8 million in 1993 to $33.3 million in 1999, and represented 30.9% of the Company's total net sales in 1999.

    PRODUCTS

    PUROSIL PRODUCTS. Burke manufactures and markets a wide range of private label and Purosil-branded engineered silicone hose products for high-pressure, heat-sensitive applications. These high-performance products are sold primarily to OEMs and the aftermarket for heavy-duty trucks and buses. Burke was the first silicone hose producer in the industry to become ISO 9002 certified and has also become qualified for QS 9000 certification. The Company guarantees the performance of certain higher quality silicone truck hoses for 1,000,000 miles and experiences negligible product returns and warranty claims each year. The Company also manufactures silicone hose products for applications in the medical, marine, potable water and food service industries.

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

    Burke's roofing and liner membrane systems are manufactured from DuPont's patented Hypalon polymer material and Theromoplastic Olefin ("TPO"). Hypalon, which is an extremely durable and flexible material, is widely regarded as the highest-quality single-ply product available in the commercial roofing and membrane market. TPO products, which were added to the product line in 1999, give Burke a lower cost, complementary product offering targeted to less demanding more cost sensitive applications. Burke's membrane products typically incorporate structural fabric laminated between thin layers of Hypalon or TPO. Burkeline roofing systems are installed by Burke-approved contractors and technical assistants and are fully warranted for up to 30 years.

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

    MARKETS AND CUSTOMERS

    Management believes that the Company is the leading supplier of silicone hoses to Mack Trucks. Burke's automotive hose products are also designed and specified into model builds of other major Class 8 truck OEMs including Peterbilt and Freightliner.

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

    Most of Burke's customers of the custom products unit are repeat users and range from large industrial companies to niche manufacturers producing specialized elastomeric products. Burke has developed long-standing relationships with a broad base of customers as a supplier of both intermediate and finished products whose technical complexities are suited to its unique capabilities. Burke markets these products using direct and independent sales representatives in both the United States and Europe. In 1999, the top five customers of the Commercial Products division accounted for $9.5 million in net sales, representing 8.8% and 28.6%, respectively, of the Company's total and the Commercial Products division's net sales in that year.

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

    There are a number of manufacturers that compete in the custom-mixing and product formulation business, although management believes that only a few match Burke's comprehensive capabilities in terms of its research, design, materials compounding, engineering and laboratory testing resources. Burke's custom products product line has developed a reputation for solving complex formulation problems and is staffed with experienced compounding professionals.

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

    Burke's Flooring Products business sells through a direct sales effort and through flooring products distributors. Management believes the recently consolidated BurkeMercer product line will enable Burke to (i) increase its number of first-tier distributors, specifically in the midwest and east, who, in the past, have not carried Burke products due to Burke's lack of a vinyl product offering, and (ii) displace other vinyl suppliers with distributors that already carry Burke's rubber flooring products line. The Flooring Products business currently utilizes 19 direct sales representatives who manage direct sales and orchestrate the Company's national marketing efforts through approximately 350 commercial flooring products distributor locations.

    Burke's Commercial Products businesses utilize several different sales and marketing approaches due to the scope of their product offerings. Purosil's high-performance silicone hoses are sold to OEMs in the heavy-duty truck and bus market, either directly or through independent sales representatives. The Company also manufactures a number of "standard" product hoses which are marketed through independent sales representatives and a national network of distributors. The other commercial products that Burke produces are primarily sold through specialized in-house representatives adept at identifying potential customers who can benefit from Burke's vertically integrated manufacturing, compound formulation and engineering capabilities.

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

    The Company's warranty policy is to accept returns of products with defects in materials or workmanship. The Company will also accept returns of incorrectly shipped goods where the Company has been notified on a timely basis and, in certain cases, to maintain customer goodwill. In accordance with normal industry practice, the Company ordinarily accepts returns only from its customers and does not ordinarily accept returns directly from consumers. Certain of the products returned to the Company by its customers, however, may have been returned to those customers by consumers. The Company generally warrants its roofing products for two years, for which the related costs are not significant. In addition, the Company sells extended warranties on roofing products for ten to thirty years. During the three-year period ended December 31, 1999, the Company incurred insignificant warranty costs with respect to its roofing products.

EMPLOYEES

    At December 31, 1999, the Company employed 975 employees at its various locations, including 821 involved in manufacturing and manufacturing support and 74 involved in product sales. Employees at the Company's various locations receive comparable insurance and benefit programs. Burke's employees at the San Jose and Taunton locations are represented by the International Association of Machinists and Electrical Workers Unions, respectively. The collective bargaining agreement for the Taunton location was renegotiated in June 1997 for a three-year term and is currently being renegotiated for a new term and the agreement for the San Jose location was renegotiated in October 1997 for a three-year term. Burke's employees at the Eustis, Florida location are represented by the Glass, Molders, Pottery, Plastics and Allied Workers International Union. This collective bargaining agreement was renegotiated in December 1998 for a three-year term. The Company has not experienced a work stoppage due to a labor dispute since 1975 and management believes that the Company's relationships with its employees and unions are good.

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

PATENTS

PATENT NO.                           TITLE                           GATT EXPIRY
----------   ------------------------------------------------------  -----------
4,608,792... Roof membrane holdown system                             11/12/08
4,603,790... Tensioned reservoir cover, rainwater run-off              3/11/05
             enhancement system

TRADEMARKS

MARK                                                          EXPIRATION
----                                                          ----------
VAC-Q-ROOF..................................................    12/1/02
ROULEAU.....................................................    12/1/02
BURKEBASE...................................................     6/4/05
SURETITE....................................................     7/4/01
BURKE INDUSTRIES............................................    4/19/07
ARGONAUT....................................................     4/1/09
DOCKSIDERS & DESIGN.........................................   11/26/05
MAXXI-TREAD.................................................    8/20/05
MERCER FRICTION GRIP........................................   12/03/08
MERCER & DESIGN.............................................   12/14/03
MERCER......................................................    8/30/04
MIRROR-FINISH...............................................    7/20/03
RUBBERLYTE..................................................    2/14/09
RUBBERMYTE..................................................    7/23/01
UNICOLOR....................................................    4/05/04

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

ITEM 2. PROPERTIES

FACILITIES

    Burke is transitioning its corporate headquarters from San Jose, California to Santa Fe Springs, California, where it believes it can take advantage of a labor market for professional and technical employees that is not as tight as the Silicon Valley.

    Santa Fe Springs, California will serve as the corporate headquarters for Burke and is the west coast manufacturing center for Aerospace and Defense Products. The Company also operates two other facilities in Santa Fe Springs dedicated to Purosil hose and specialty silicone product manufacturing. San Jose, California is the manufacturing headquarters for Burke's Flooring organic production activities and houses part of the Flooring Products business and all of its organic Commercial Products businesses. The Taunton, Massachusetts facility is the manufacturing site for Burke's Haskon aerospace operations. This location provides Burke with an alternative eastern United States manufacturing presence for its aerospace customers.

    Burke's Flooring Products are produced in San Jose, California and Eustis, Florida. In addition, the Company leases and operates distribution centers in Santa Fe Springs, California, South Kearny, New Jersey and most recently, Grand Prairie, Texas. Burke allowed the leases on its warehouse and distribution space in Bensonville, Illinois and Rancho Cucamonga, California to expire and leased new space in Grand Prairie, Texas as part of its final efforts to consolidate Mercer's operations into Burke's.

    The Company believes that its facilities are in good condition and that the facilities, together with anticipated capital improvements and additions, are adequate for the Company's operating needs for the foreseeable future.

    As of March 15, 2000, Burke maintained operations at the following locations:

                                  SQUARE
LOCATION                         FOOTAGE    OWNERSHIP                      FUNCTION
--------                         --------   ---------   ----------------------------------------------
San Jose, CA...................  123,000    Owned       Manufacturing, Engineering, Distribution,
                                                        Offices
San Jose, CA...................   82,000    Leased      Manufacturing, Warehouse
Santa Fe Springs, CA...........   80,000    Leased      Manufacturing, Engineering, Distribution,
                                                        Offices
Santa Fe Springs, CA...........   56,000    Leased      Manufacturing, Engineering, Distribution,
                                                        Offices
Santa Fe Springs, CA...........   25,000    Leased      Mixing
Santa Fe Springs, CA...........   25,000    Leased      Warehouse, Distribution
Taunton, MA....................   85,000    Leased      Manufacturing, Engineering, Distribution,
                                                        Offices
Eustis, FL.....................   96,500    Owned       Manufacturing, Engineering, Distribution,
                                                        Offices
Grand Prairie, Texas...........   24,450    Leased      Warehouse, Distribution
South Kearny, NJ...............   25,000    Leased      Warehouse, Distribution

    In addition to the facilities identified above, the Company leases a 113,000 square foot facility in Modesto, California, which is subleased to the purchaser of the Company's custom-molded products business in connection with the sale of that business in 1996.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not presently involved in any pending legal proceedings. The Company maintains property, general liability and product liability insurance in amounts which it believes are consistent with industry practices and adequate for its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY DIVIDENDS

    The Company's Common Stock is not listed or traded on any exchange. At December 31, 1999, there were approximately 13 holders of the Company's Common Stock.

    The Company has not paid any cash dividends on its Common Stock to date. The Company intends to retain all future earnings for use in the development of its business and does not anticipate paying cash dividends in the foreseeable future. The payment of all dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements, the general financial condition of the Company and general business conditions. The ability of the Company and its subsidiaries to pay dividends is restricted by the indentures governing the Company's $110,000,000 principal amount of Senior Notes Due 2007 (the "Senior Notes") and the $30,000,000 principal amount of Floating-Rate Notes (the "Floating Rate Notes"), and, with respect to the Common Stock, the Company's Articles of Incorporation.

ITEM 6. SELECTED FINANCIAL DATA

SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

    The selected consolidated financial data below for the Company for each of the three years ended December 31, 1999 and as of December 31, 1999 and January 1, 1999 have been derived from the Consolidated Financial Statements of the Company which have been audited by Ernst & Young LLP, independent auditors, and are included elsewhere in this Report. The selected consolidated financial data below for the Company for the years ended
December 29, 1995 and January 3, 1997 and as of December 29, 1995, January 3, 1997 and January 2, 1998 have been derived from the Consolidated Financial Statements of the Company which have also been audited by Ernst & Young LLP, but which are not included elsewhere herein. The information presented below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and the related notes included elsewhere in this Report. The data below reflect the acquisition by the Company of certain assets of Purosil in March 1993; of Silicone Fabrication Specialists, Inc. ("SFS") in February 1995; of Haskon Corporation ("Haskon") in June 1995; of Kentile Corporation ("Kentile") in
April 1996; of Mercer Products Company, Inc. ("Mercer") in April 1998, and the effect of the Recapitalization in August 1997.

                                                                      FISCAL YEAR
                                           -----------------------------------------------------------------
                                             1995          1996          1997           1998          1999
                                           --------      --------      --------       --------      --------
                                                                (DOLLARS IN THOUSANDS)
OPERATING DATA:
Net sales................................  $68,411       $72,466       $ 90,228       $107,019      $107,504
Cost of sales............................   49,226        49,689         62,917         76,145        78,288
                                           -------       -------       --------       --------      --------
Gross profit.............................   19,185        22,777         27,311         30,874        29,216
Selling, general and administrative
  expenses...............................   10,212        11,610         12,238         16,865        19,848
Transaction expenses(1)..................       --            --          1,321             --            --
Stock option purchase(2).................       --            --         14,105             --            --
                                           -------       -------       --------       --------      --------
Income (loss) from operations............    8,973        11,167           (353)        14,009         9,368
Interest expense, net....................    3,007         2,668          5,408         13,819        14,821
                                           -------       -------       --------       --------      --------
Income (loss) before income tax provision
  (benefit), cumulative effect of
  accounting change, extraordinary loss
  and discontinued operation(3)..........    5,966         8,499         (5,761)           190        (5,453)
Income tax provision (benefit)...........    3,393         3,466         (1,818)           160           921
                                           -------       -------       --------       --------      --------
Income (loss) from continuing operations
  before cumulative effect of accounting
  change, extraordinary loss and
  discontinued operation(3)..............  $ 2,573       $ 5,033       $ (3,943)      $     30      $ (6,374)
                                           -------       -------       --------       --------      --------
Net income (loss)(3).....................  $ 1,094       $ 4,101       $ (3,943)      $     30      $ (6,374)
                                           -------       -------       --------       --------      --------

OTHER DATA:
EBITDA(4)................................  $10,461       $12,586       $ 16,851(5)    $ 17,184      $ 13,549
EBITDA margin(4).........................     15.3%         17.4%          18.7%(5)       16.1%         12.6%
Depreciation and amortization............    1,488         1,419          1,499          3,175         4,181
Capital expenditures(6)..................    3,647         1,684          1,454          3,220         2,229
Cash interest expense....................    2,683         1,950          2,059         12,223        13,848
Ratio of earnings to fixed charges(7)....      2.8x          3.7x            --            1.0x           --

BALANCE SHEET DATA:
Working capital..........................  $ 5,402       $ 5,328       $ 21,678       $ 18,946      $ 14,348
Total assets.............................   39,729        40,673         62,837         93,945        87,034
Long-term obligations, less current
  portion................................   21,803        18,126        110,000        140,000       140,000
Redeemable preferred stock...............       --            --         16,148         18,160        20,536
Shareholders' equity.....................      340         4,283        (86,490)       (85,472)      (94,228)

--------------------------

(1) Reflects $1,321 of expenses associated with the Recapitalization in August 1997.

(2) Reflects the Company's cost to purchase options issued and outstanding under the Company's stock option plan in connection with the Recapitalization in August 1997.

(3) Net income reflects (i) extraordinary loss on debt settlement, net of income tax benefit, of $815 in 1995 and (ii) losses, net of income tax benefit, of $664 and $308 in 1995 and through June 28, 1996, respectively, incurred by the Company's custom-molded organic rubber products manufacturing operations, the assets of which were disposed of in June 1996, and loss, net of income tax benefit, of $624 in 1996 on disposal of those assets.

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

(6) Capital expenditures include the acquisition of assets of SFS for $1,578 and Haskon for $2,081 in 1995, and of Kentile for $854 in 1996. Capital expenditures include $1,408 in 1998 and $1,380 in 1999 for a replacement information technology system.

(7) In calculating the ratio of earnings to fixed charges, earnings consist of income (loss) before income tax provision (benefit), cumulative effect of accounting change, extraordinary loss and discontinued operation plus fixed charges (excluding capitalized interest). Fixed charges consist of interest incurred (which includes amortization of deferred financing costs) whether expensed or capitalized and a portion of rental expense estimated to be attributable to interest. Earnings were insufficient to cover fixed charges by $5.8 million for fiscal year ended 1997 and $5.5 million for fiscal year ended 1999.

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

RESULTS OF OPERATIONS

    The following table sets forth certain income statement information for the Company for the fiscal years ended January 2, 1998, January 1, 1999, and December 31, 1999:

                                                                   FISCAL YEAR ENDED
                                     ------------------------------------------------------------------------------
                                                PERCENTAGE OF              PERCENTAGE OF              PERCENTAGE OF
                                       1997       NET SALES       1998       NET SALES       1999       NET SALES
                                     --------   -------------   --------   -------------   --------   -------------
                                                                 (DOLLARS IN THOUSANDS)
Net sales:
Aerospace and Defense Products.....  $31,225         34.6%      $ 33,766        31.6%      $ 28,867        26.9%
Flooring Products..................   23,475         26.0         41,091        38.4         45,386        42.2
Commercial Products................   35,528         39.4         32,162        30.0         33,251        30.9
                                     -------        -----       --------       -----       --------       -----
Total net sales....................   90,228        100.0        107,019       100.0        107,504       100.0
Cost of sales......................   62,917         69.7         76,145        71.2         78,288        72.8
                                     -------        -----       --------       -----       --------       -----

Gross profit.......................   27,311         30.3         30,874        28.8         29,216        27.2
Selling, general and administrative
  expenses.........................   12,174         13.6         15,454        14.4         17,831        16.6
Transaction costs..................    1,321          1.5             --          --             --          --
Stock option purchase..............   14,105         15.6             --          --             --          --
Amortization of goodwill...........       64           --          1,411         1.3          2,017         1.9
                                     -------        -----       --------       -----       --------       -----
Income (loss) from operations......     (353)        (0.4)        14,009        13.1          9,368         8.7
Interest expense, net..............    5,408          6.0         13,819        12.9         14,821        13.8
                                     -------        -----       --------       -----       --------       -----
Income (loss) before income tax
  provision (benefit),
  extraordinary loss and
  discontinued operation...........   (5,761)        (6.4)           190         0.2         (5,453)       (5.1)
Income tax provision (benefit).....   (1,818)        (2.0)           160         0.1            921         0.8
                                     -------        -----       --------       -----       --------       -----
Income (loss) from continuing
  operations before extraordinary
  loss and discontinued
  operation........................  $(3,943)        (4.4)%     $     30          --       $ (6,374)       (5.9)%
                                     -------        -----       --------       -----       --------       -----
Net income (loss)..................  $(3,943)        (4.4)%     $     30           1%      $ (6,374)       (5.9)%
                                     =======        =====       ========       =====       ========       =====

    YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED JANUARY 1, 1999

    NET SALES. Total net sales increased 0.5%, from $107.0 million in 1998 to $107.5 million in 1999. Aerospace and Defense Products sales decreased 14.5%, from $33.8 million in 1998 to $28.9 million in 1999, due to decreases in demand for civil aerospace products, which were partially offset by increases in demand for military products. Flooring Products sales increased 10.5%, from $41.1 million in 1998 to $45.4 million in 1999, due to the inclusion of Mercer for a full 12 months in 1999. Commercial Products sales increased 3.4%, from $32.2 million in 1998 to $33.3 million in 1999, because of increased demand for the Company's organic custom-mixed products and volume associated with new silicone hose products introduced late in the second quarter of 1998.

    COST OF SALES. Cost of sales increased 2.8%, from $76.1 million in 1998 to $78.3 million in 1999. As a percentage of net sales, gross profit decreased from 28.8% to 27.2%. The decrease in profit percentage was primarily due to the decrease in sales volume of Aerospace and Defense Products beginning in the third quarter of 1999.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 15.4%, from $15.5 million in 1998 to $17.8 million in 1999. As a percentage of net sales, selling, general and administrative expenses increased from 14.4% to 16.6%. The increase in spending was due to the inclusion of Mercer for a full 12 months in 1999, and the costs associated with the implementation of a new information system.

    AMORTIZATION OF GOODWILL. Amortization of goodwill increased from $1.4 million in 1998 to $2.0 million in 1999. The increase was due to the inclusion of Mercer for a full 12 months in 1999.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased from $14.0 million in 1998 to $9.4 million in 1999.

    INTEREST EXPENSE. Interest expense increased from $13.8 million in 1998 to $14.8 million in 1999. The increase was due to the issuance of the Floating-Rate Notes on April 21, 1998.

    NET INCOME. As a result of the above factors, net income decreased from less than $0.1 million in 1998 to a loss of $6.4 million in 1999.

    YEAR ENDED JANUARY 1, 1999 VERSUS YEAR ENDED JANUARY 2, 1998

    NET SALES. Total net sales increased 18.6%, from $90.2 million in 1997 to $107.0 million in 1998. Aerospace and Defense Products sales grew 8.1% from $31.2 million in 1997 to $33.8 million in 1998, due primarily to increased demand for military products. Flooring Products sales increased 75.0%, from $23.5 million in 1997 to $41.1 million in 1998, due primarily to the acquisition of Mercer. Commercial Products sales decreased 9.5%, from $35.5 million in 1997 to $32.2 million in 1998, primarily because 1997 included a liner project order that favorably affected results for that period, partially offset by volume associated with new products introduced during 1998 by the silicone hose portion of this product group.

    COST OF SALES. Cost of sales increased 21.0%, from $62.9 million in 1997 to $76.1 million in 1998. As a percentage of net sales, gross profit decreased from 30.3% to 28.8%. The decrease in profit percentage was primarily due to temporary operating inefficiencies, both in connection with new product ramp-up, and also in connection with the silicone products' facility expansion which occurred in July, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 26.9%, from $12.2 million in 1997 to $15.5 million in 1998. The increase in spending was primarily due to the acquisition of Mercer. As a percentage of net sales, selling, general and administrative expenses increased from 13.6% to 14.4%.

    TRANSACTION EXPENSES AND STOCK OPTION PURCHASE. Transaction expenses and stock option purchase were one-time expenses associated with the leveraged recapitalization in August, 1997. The stock options purchase charge in 1997 represents the compensation component of payments made for the cancellation of stock options in connection with the recapitalization.

    AMORTIZATION OF GOODWILL. Amortization of goodwill increased to $1.4 million in 1998. The increase was due to the acquisition of Mercer.

    INCOME FROM OPERATIONS. As a result of the above factors, income from operations increased from a loss of $0.4 million in 1997 to income of $14.0 million in 1998.

    INTEREST EXPENSE. Interest expense increased from $5.4 million in 1997 to $13.8 million in 1998. The increase was due to the issuance of the Senior Fixed Rate Notes on August 20, 1997 and the Floating-Rate Notes on April 21, 1998.

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

INCOME TAX PROVISION

    In 1999, the Company recorded a tax provision of $921,000 which differed from the federal statutory rate primarily due to a valuation allowance established against deferred tax assets. This valuation allowance is the result of changes in management's assessment of the realization of these deferred tax assets based on operating losses.

    For 1998, the Company recorded an income tax provision of $160,000 which differed from the federal statutory rate primarily due to filing requirements in certain states as a result of the Mercer acquisition.

    For 1997, the Company recorded an income tax benefit of $1.8 million, which differed from the federal statutory rate primarily due to state income taxes (net of federal benefit) and additional provision for federal and state audits.

    In 1997, the Company settled with the Internal Revenue Service certain issues related to the Company's income tax returns for 1992 and 1993. The Company fully provided for the taxes and interest which are payable as a result of the settlement.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOW. The Company's principal uses of cash are to finance working capital and capital expenditures related to asset acquisitions and internal growth. Burke's net cash used in operating activities was $(1.4) million in 1999. Burke's net cash provided by operating activities was $6.0 million in 1998.

    CAPITAL REQUIREMENTS.  The Company expects to spend approximately
$2.0 million during 2000 on capital expenditures not directly related to acquisitions. In 1999, $2.2 million was spent on capital expenditures not directly related to acquisitions, including $1.4 million for a replacement information technology system that was completed in 1999 and financed under capital leases. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures.

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

    The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's options, Eurodollar Rates plus a margin of 2.5% or upon the Prime Rate. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain ratios and tests and provide that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default. At fiscal year end 1999, the Company was not in compliance with certain of these covenants. The Company obtained a waiver from the bank and future covenants have been amended.

    The Company anticipates that its principal use of cash during 2000 will be working capital requirements, debt service requirements and capital expenditures. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility, will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments.

YEAR 2000 ISSUE

    The Year 2000 issue ("Year 2000 Issue") is the result of computer programs being written using two digit rather than four to define the applicable year such that computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000.

    Over the past two years, the Company spent $2.8 million on an information technology systems re-engineering effort, approximately 50% of the cost of which is estimated to have been related to modifying or replacing significant portions of the Company's software and certain of its hardware so that those systems would properly utilize dates beyond December 31, 1999.

    The Company completed its information technology re-engineering effort prior to December 31, 1999 and experienced no material adverse effects related to the Year 2000 Issue, including no material adverse effects related to third party vendors' failure to be prepared. The Company does not possess any information that would lead it to believe that the Year 2000 Issue will have a material adverse effect on its business, financial condition or results of operations in the future.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth the name, age and position of each person who is a director or executive officer of the Company as of March 15, 2000. Each director will hold office until the next annual meeting of the shareholders or until his successor has been elected and qualified. Officers will be elected by the Board of Directors and will serve at the discretion of the Board.

NAME                               AGE                               POSITIONS
----                             --------   ------------------------------------------------------------
Theodore M. Clark..............     46      Director, President and Chief Executive Officer

Elliot S. Stein................     51      Chief Operating Officer

Stephen G. Geane...............     38      Chief Financial Officer

David E. Worthington...........     46      Treasurer, Vice President--Finance

Robert F. Pitman...............     45      Senior Vice President and General Manager--San Jose

Thomas G. Keup.................     52      Vice President--Operations--Eustis, Florida

Craig A. Carnes................     40      Vice President--Sales and Marketing--Flooring Products

Martin J. Suydam, Jr...........     56      President--Silicone Products Group

David P. Palermo...............     38      Vice President and General Manager--Commercial Silicone
                                            Products

Anthony E. Lawson..............     45      Vice President and Operations Manager--Silicone Products
                                            Group--Santa Fe Springs

Robert P. Harrison.............     64      Vice President and Site Manager--Aerospace and
                                            Defense--Haskon Operations

George Sawyer..................     68      Chairman of the Board

Rocco C. Genovese..............     63      Vice Chairman of the Board

Oliver C. Boileau, Jr..........     73      Director

Donald Glickman................     66      Director

Bruce D. Gorchow...............     46      Director

John F. Lehman.................     57      Director

Keith Oster....................     38      Director

Thomas G. Pownall..............     78      Director

Joseph A. Stroud...............     44      Director

Sherman Baldwin................     35      Secretary

    THEODORE M. CLARK, President and Chief Executive Officer, has been with the Company since November 1999. Prior to joining the Company, Mr. Clark spent
25 years with PRC-DeSoto International, a global manufacturer and distributor of coatings to the aerospace industry and sealants to the aerospace and insulating glass industries. Mr. Clark held a number of key sales, marketing and operating senior management positions during his tenure with PRC-DeSoto International, most recently as President and CEO from 1994 until his departure in November 1999. Mr. Clark is actively involved in all aspects of Burke's business operations.

    ELLIOT S. STEIN, Chief Operating Officer, has been with the Company since February 2000. Prior to joining the Company, Mr. Stein spent nine years with PRC-DeSoto International, most recently as Vice President and Worldwide Operations Director from July 1997 to February 2000. In this position,
Mr. Stein
was responsible for PRC-DeSoto International's worldwide manufacturing, engineering quality control, and health and safety operations. Prior to assuming worldwide responsibilities for PRC-DeSoto International, Mr. Stein was its Vice President and Director of Operations for North America Aerospace Coatings and Sealants. Mr. Stein has also held operations management positions with Sherwin-Williams and Arco.

    STEPHEN G. GEANE, Chief Financial Officer, has been with the Company since March 2000. Prior to joining the Company, Mr. Geane was Vice President and Chief Financial Officer of PRC-DeSoto International, serving in that role from September 1997 to February 2000. Mr. Geane was responsible for PRC-DeSoto International's worldwide financial operations and business planning. Mr. Geane was the Vice President and Senior Financial Officer of Bristol Farms from
August 1996 to September 1997 having responsibility for all financial operations. Mr. Geane also held the position of Vice President and Controller of Bristol Farms from November 1995 to August 1996. Prior to his tenure with Bristol Farms, Mr. Geane held financial management positions with Nestle USA, most recently serving as Division Controller for the food and beverage business units of Nestle Brands Foodservice Company. Mr. Geane is a Certified Public Accountant in the state of California.

    DAVID E. WORTHINGTON, Treasurer and Vice President--Finance, has been with the Company for nine years. Mr. Worthington joined Burke as Corporate Controller in 1990 and served in that capacity until 1997 when he was promoted to his current position. Prior to joining the Company, he served as Chief Financial Officer for Electro-Technology Corporation.

    ROBERT F. PITMAN, Senior Vice President and General Manager--San Jose, has been with the Company since 1979 and currently oversees all operations for the San Jose-based businesses as well as sales and marketing for the San Jose portion of the Commercial Products business. During his tenure with Burke, Mr. Pitman has held a number of positions including Vice President and Director of Technical Services and Material/Process Development Engineer. He has served in his current position since January 2000.

    THOMAS G. KEUP, Vice President--Operations--Eustis, Florida, joined the Company in April 1998 when Burke purchased Mercer. Mr. Keup joined Mercer in 1991 as Operations Manager and became Director of Operations in 1993. Prior to joining Mercer, Mr. Keup was Director of Technology for Chelsea Building Products from 1989 to 1991. Mr. Keup is a member of the Society of Plastic Engineers.

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

    DAVID P. PALERMO, Vice President and General Manager--Commercial Silicone Products, has been with the Company since January 2000. Prior to joining the Company, Mr. Palermo spent almost three years with PRC-DeSoto International, most recently as Global Marketing Manager of military aerospace coatings.
Mr. Palermo served in that role from January 1999 to December 1999. Prior to that, Mr. Palermo was the Global Technology Manager of aerospace topcoats for PRC-DeSoto International from April 1997 to December 1998. Mr. Palermo also worked for Cytec Industries from April 1994 to April 1997 as a New Product Specialist, focusing on raw materials for the coatings industry. Previous experience includes senior management positions with Coatings Resource Corporation, an industrial coatings manufacturer.

    ANTHONY E. LAWSON, Vice President and Operations Manager--Silicone Products Group--Santa Fe Springs, joined the Company in May 1998. Prior to joining the Company, Mr. Lawson worked for Northrop Grumman from 1985 to September 1997 where he most recently held the position of Vice President and B-2 Deputy Program Manager responsible for 6,000 employees and daily program activities including engineering, business management, business development and manufacturing. Mr. Lawson also held positions at Northrop Grumman as Vice President of Pico Rivera Operations and Composites in the Military Aircraft Systems Division, Vice President of the Pico Rivera Operations in the B-2 Division, Vice President of Production in the B-2 Division, Final Inspection Operations Manager, Product Inspections Manager and Quality Assurance Manager. From 1980 through 1983, Mr. Lawson held various positions at Rockwell International, including Supervisor, Quality Assurance in the NAOO Division, Supervisor, Quality and Reliability Assurance in the Space Division and Test Quality Engineer in the Space Division.

    ROBERT P. HARRISON, Vice President and Site Manager--Aerospace and Defense--Haskon Operations, joined the Company with the acquisition of Purosil in March 1993. Prior to Purosil, Mr. Harrison worked for Haskon Corporation ("Haskon") where he was a Vice President of Sales and Engineering, responsible for all of Haskon's sales and product engineering efforts in the aerospace industry in North America and Europe. From January 1972 to September 1981,
Mr. Harrison was Superintendent of the Injection and Mechanical Molding Departments and the Urethane Coating Department of Beebe Rubber Company, a manufacturer of automobile and industrial molding goods. From September 1962 through December 1971, Mr. Harrison held positions as a Manufacturing Manager of Chomerics, Inc., a manufacturer of shielding products and components for the electronics industry, a Production Manager for Bond Rubber Company and a General Foreman of the compounding, extrusion and molding departments of Haskon.

    GEORGE SAWYER, Chairman of the Board of Directors of the Company and a Managing General Partner of Lehman, has been affiliated with J.F. Lehman & Company for the past ten years. From 1993-1995, Mr. Sawyer served as the President and Chief Executive Officer of Sperry Marine Inc. Prior to that,
Mr. Sawyer held a number of prominent positions in private industry and in the United States government, including serving as the President of John J. McMullen Associates, the President and Chief Operating Officer of TRE Corporation, the Executive Vice President and Director of General Dynamics, the Vice President of International Operations for Bechtel Corporation and the Assistant Secretary of the Navy for Shipbuilding and Logistics under Dr. Lehman. Mr. Sawyer is director of Special Devices, Inc. and a director of Elgar Holdings, Inc., a director of McCormick Selph Holdings, Inc. and also serves on the Board of Trustees of Webb Institute and is on the Board of Managers of the American Bureau of Shipping.

    ROCCO C. GENOVESE, Vice Chairman has been with the Company for 44 years.
Mr. Genovese joined Burke in 1955 and held a number of operations and sales positions within the Company before being appointed President and Chief Executive Officer in 1989. Mr. Genovese recently retired and will be acting as a consultant to the Company during the next year.

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

Mr. Boileau joined Northrop Grumman Corporation ("Northrop Grumman") in December 1989 as President and General Manager of the B-2 Division. He also served as President and Chief Operating Officer of the Grumman Corporation, a subsidiary of Northrop Grumman, and as a member of the Board of Directors of Northrop Grumman. Mr. Boileau retired from Northrop Grumman in 1995. He is an Honorary Fellow of the American Institute of Aeronautics and Astronautics, a member of the National Academy of Engineering, the Board of Trustees of St. Louis University, the Massachusetts Institute of Technology-Lincoln Laboratory Advisory Board, a fellow of the Royal Aeronautical Society, a Senior Member of the Institute of Electrical and Electronic Engineers and a Trustee of the University of Wyoming foundation. Mr. Boileau is also a director of Elgar Holdings, Inc. and Special Devices, Inc.

    DONALD GLICKMAN, became a director of the Company upon consummation of the Recapitalization and is a Managing General Partner of J.F. Lehman & Company. Prior to joining J.F. Lehman & Company, Mr. Glickman was a principal of the Peter J. Solomon Company, a Managing Director of Shearson Lehman Brothers Merchant Banking Group and Senior Vice President and Regional Head of The First National Bank of Chicago. Mr. Glickman served as an armored cavalry officer in the Seventh U.S. Army. Mr. Glickman is currently Chairman of Elgar
Holdings, Inc. and a director of the McNeal-Schwendler Corporation, General Aluminum Corporation, Special Devices, Inc., McCormick Selph Holdings, Inc. and Monroe Muffler Brake, Inc. He is also a Trustee of MassMutual Participation Investors, MassMutual Corporate Investors and Wolf Trap Foundation for the Performing Arts.

    BRUCE D. GORCHOW, became a director of the Company upon consummation of the Recapitalization and is a member of the investment advisory board of J.F.
Lehman & Company. In 1999, Mr. Gorchow became the President of PPM America Capital Partners, LLC. Prior to assuming this position, Mr. Gorchow had been Executive Vice President of PPM America, Inc since 1991. Mr. Gorchow is also a director of Global Imaging Systems, Inc., Leiner Health Products, Inc., Examination Management Services, Inc., Applied Process Solutions, Inc., and Elgar Holdings, Inc. and is an investment advisor for several investment limited partnerships. Prior to his position at PPM America, Mr. Gorchow was a Vice President at Equitable Capital Management, Inc.

    JOHN F. LEHMAN, became a director of the Company upon consummation of the Recapitalization and is a Managing General Partner of J.F. Lehman & Company. Prior to founding J.F. Lehman & Company in 1990, Dr. Lehman was an investment banker with Paine Webber, Inc. from 1988 to 1990, and served as a Managing Director in Corporate Finance. Dr. Lehman served for six years as Secretary of the Navy, was a member of the National Security Council Staff, served as a delegate to the Mutual Balanced Force Reductions negotiations and was the Deputy Director of the Arms Control and Disarmament Agency. Dr. Lehman served as Chairman of the Board of Directors of Sperry Marine, Inc. and is Chairman of the Board of Directors of Special Devices Incorporated. He is also a member of the Board of Directors of Elgar Holdings, Inc., McCormick Selph Holdings Inc., Ball Corporation and ISO Inc. and is Chairman of the Princess Grace Foundation, a director of OpiSail Foundation and a Trustee of LaSalle College High School.

    KEITH OSTER, became a director of the Company upon consummation of the Recapitalization and is a General Partner of J.F. Lehman & Company. Mr. Oster joined J.F. Lehman & Company in 1992 and is principally responsible for financial structuring and analysis. Prior to joining J.F. Lehman & Company, Mr. Oster was with the Carlyle Group, where he was responsible for analyzing acquisition opportunities and arranging debt financing, and was a Senior Financial Analyst with Prudential-Bache Capital Funding, working in the Mergers, Acquisitions and Leveraged Buyout Department. Mr. Oster is also a director of Elgar Holdings, Inc., Special Devices, Inc. and McCormick Selph Holdings, Inc.

    THOMAS G. POWNALL, became a director of the Company upon consummation of the Recapitalization and is a member of the investment advisory board of J.F.
Lehman & Company. Mr. Pownall was Chairman of the Board of Directors from 1983 until 1992 and Chief Executive Officer of Martin Marietta Corporation ("Martin Marietta") from 1982 until 1988. Mr. Pownall joined Martin Marietta Corporation in 1963 as

Vice President of its Aerospace Advanced Planning Unit, became President of Aerospace Operations and, in succession, Vice President, then President and Chief Operating Officer of Martin Marietta. Mr. Pownall is also a director of the Titan Corporation, Elgar Holdings, Inc. and Special Devices, Inc., Director Emeritus of Sundstrand Corporation, serves on the advisory boards of Ferris, Baker Watts Incorporated. He is also a director of the U.S. Naval Academy Foundation and the Naval Academy Endowment Trust and a trustee of Salem-Teikyo University.

    JOSEPH A. STROUD, became a director of the Company in February 1998 and is a General Partner of J.F. Lehman & Company. Mr. Stroud has been affiliated with J.F. Lehman & Company since 1992 and formally joined the firm in 1996. He is responsible for managing the financial and operational aspects of portfolio company value-enhancement. Prior to joining J.F. Lehman & Company, Mr. Stroud was the Chief Financial Officer of Sperry Marine, Inc. from 1993 until the company was purchased by Litton Industries, Inc. in 1996. From 1989 to 1993,
Mr. Stroud was Chief Financial Officer of the Accudyne and Kilgore Corporations. Mr. Stroud is also a director of Elgar Holdings, Inc., Special Devices, Inc. and McCormick Selph Holdings, Inc.

    SHERMAN BALDWIN, Corporate Secretary, is a Vice President of J.F. Lehman & Company. Mr. Baldwin joined J.F. Lehman & Company in 1999. Prior to joining the firm, Mr. Baldwin was an Engagement Manager at McKinsey & Company from 1997 to 1999, where he developed growth strategies and improved operational efficiencies for companies in the telecommunications and aerospace industries. From 1987 to 1995, Mr. Baldwin served in the U.S. Navy as an aviator. Between 1993 and 1995, he served in the Strategy and Policy Directorate of the Joint Chiefs of Staff and as a Special Assistant to the Secretary of the Navy. Mr. Baldwin is a trustee of the Children's Pompe Foundation, and a term Member of the Council on Foreign Relations.

CERTAIN RIGHTS OF HOLDERS OF REDEEMABLE PREFERRED STOCK

    Under certain circumstances, the holders of the Redeemable Preferred Stock may have the right to elect a majority of the directors of Company. See "Certain Relationships and Related Transactions--Shareholders Agreement."

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Board of Directors has established a Human Resources and Compensation Committee, consisting of Messrs. Lehman, Sawyer, Genovese, Glickman, and Stroud. The Compensation Committee assists the Board of Directors in its responsibilities for corporate governance relating to recruiting, appointing and compensating officers and directors and with respect to human resources policies and issues. From January 1, 1999 through October 31, 1999, Mr. Genovese served as the Company's President and from January 1, 1999 through February 16, 2000, Mr. Genovese served as the Company's Chief Executive Officer.

    Mr. Lehman is a Managing General Partner of J.F. Lehman & Company. J.F. Lehman & Company is an affiliate of the general partner JFLEI, which is a Delaware limited partnership which owns Common Stock of the Company equal to an approximately 80.9% beneficial ownership interest and an approximately 63.2% fully-diluted ownership interest in the Company. Mr. Lehman, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control J.F. Lehman & Company and such general partner. J.F. Lehman & Company and such general partner, in turn, may be deemed to control the voting and disposition of the shares of the Company Common Stock owned by JFLEI. Accordingly, for certain purposes, Mr. Lehman may be deemed to be the beneficial owner of the shares of the Company's Common Stock owned by JFLEI.

    Pursuant to the terms of a ten-year Management Agreement (the "Management Agreement") entered into between J.F. Lehman & Company and the Company,
(i) upon consummation of the Recapitalization, the Company paid J.F. Lehman & Company certain transaction fees and (ii) the

Company agreed to pay J.F. Lehman & Company an annual management fee equal to $500,000, as may be adjusted from time to time subject to necessary board approval, that commenced accruing on October 1, 1998 and which was to be payable on a quarterly basis in arrears commencing on January 1, 1999. During 1998, the Board of Directors approved an amendment to the Management Agreement and the Company concurrently entered into a Management Services Agreement with J.F. Lehman & Company, the combined effect of which was to further delineate the management services to be provided by J.F. Lehman & Company and to provide that J.F. Lehman & Company's management fee would be paid in advance on a quarterly basis commencing October 1, 1998.

ITEM 11. EXECUTIVE COMPENSATION

    The information set forth in this section relates to the Chief Executive Officer of the Company and the four most highly compensated executive officers of the Company as of December 31, 1999.

COMPENSATION SUMMARY

    The following summary compensation table sets forth for the fiscal years ended December 31, 1999, January 1, 1999 and January 2, 1998, the historical compensation for services to the Company of the Chief Executive Officer and the four most highly compensated executive officers (the "Named Executive Officers") as of December 31, 1999:

                                                                                               LONG-TERM
                                                             ANNUAL COMPENSATION(1)           COMPENSATION
                                                      -------------------------------------   ------------
                                                                                               SECURITIES
                                            FISCAL                                             UNDERLYING
NAME AND PRINCIPAL POSITION                  YEAR     SALARY($)   BONUS($)(2)   OTHER($)(3)     OPTIONS
---------------------------                --------   ---------   -----------   -----------   ------------
Rocco C. Genovese(4).....................    1999     $224,738      $     --    $       --       150,000
  President and Chief Executive Officer      1998      233,651            --            --       150,000
                                             1997      196,925       317,500     5,579,314       150,000

Martin J. Suydam, Jr.....................    1999      185,800            --            --        40,000
  President--Silicone Products Group         1998       17,192            --
                                             1997           --            --            --

Anthony E. Lawson........................    1999      138,700            --            --        20,000
  Vice President and Operations              1998       85,093        25,200            --            --
  Manager--Silicone Products                 1997           --            --            --            --
  Group--Santa Fe Springs

Craig A. Carnes..........................    1999      126,911            --            --         7,500
  Vice President--Sales and                  1998      114,575        20,000            --         7,500
  Marketing--Flooring Products               1997       94,231        25,000       161,710         7,500

Robert F. Pitman.........................    1999      116,442            --            --        20,000
  Senior Vice President and General          1998      117,329        27,500            --        20,000
  Manager--San Jose                          1997      111,596        77,500       584,815            --

------------------------

(1) Perquisites and other personal benefits paid in 1999 for the Named Executive Officers aggregated less than the lesser of $50,000 and 10% of the total annual salary and bonus set forth in the columns entitled "Salary" and "Bonus" for each named executive officer and, accordingly, are omitted from the table.

(2) Annual bonuses are indicated for the year in which they were earned and accrued. Annual bonuses for any year are generally paid in the following fiscal year.

(3) Represents the compensation component of the consideration paid to the executive for his stock options in the Company in connection with the Recapitalization.

(4) Mr. Genovese resigned his position as President of the Company effective November 1, 1999 and he resigned his position as Chief Executive Officer of the Company effective February 1, 2000. Theodore M. Clark was appointed President and Chief Executive Officer of the Company effective as of those dates.

AGGREGATE OPTION PURCHASES IN LAST FISCAL YEAR-END AND FISCAL YEAR END OPTION
  VALUES

    The following table summarizes information with respect to the year-end values of all options held by Named Executive Officers.

                                                                  NUMBER OF SECURITIES
                                                                       UNDERLYING
                                                                  UNEXERCISED OPTIONS     VALUE OF UNEXERCISED
                                    SHARES                       AT FISCAL YEAR-END (#)       IN-THE-MONEY
                                  ACQUIRED ON                         EXERCISABLE/         OPTIONS AT FISCAL
NAME                               EXERCISE     VALUE REALIZED       UNEXERCISABLE           YEAR-END($)(1)
----                              -----------   --------------   ----------------------   --------------------
Rocco C. Genovese...............     37,500           0                37,500/75,000(2)            $0
Martin J. Suydam, Jr............          0           0                10,000/30,000               $0
Anthony E. Lawson...............          0           0                 5,000/15,000               $0
Craig A. Carnes.................          0           0                  3,750/3,750               $0
Robert F. Pitman................          0           0                  3,750/3,750               $0

------------------------

(1) There is no public market for the Company's Common Stock. The Company estimates that the per share market value for its Common Stock is nominal.

(2) Mr. Genovese's unexercisable shares were cancelled as of the date of his resignation effective February 17, 2000.

                              EMPLOYMENT AGREEMENT

    In connection with the Recapitalization, the Company entered into an employment agreement with Rocco C. Genovese. The employment agreement provided for Mr. Genovese's continued employment with the Company in his position prior to the execution of the employment agreement for a period of two years from the date of the employment agreement, renewable by mutual agreement for successive one-year terms, at an annual salary, bonus and with such other employment-related benefits comparable to those received by such Mr. Genovese immediately before the execution of the Employment agreement.

    The employment agreement provides that if Mr. Genovese was terminated for Cause (as defined in the employment agreement) or voluntarily terminated his employment prior to the expiration of the then-current term, he would be entitled to receive unpaid compensation through the date of his termination or the date that is 30 days after notice of termination is given by the Company, whichever occurred later. If Mr. Genovese's employment was terminated by the Company for any reason other than for Cause or if Mr. Genovese died or was unable to perform his duties due to disability for a period of 90 consecutive days, he would be entitled to receive all compensation that would be due through the end of the then-current term, to the extent unpaid on the date of termination.

    The employment agreement contains provisions prohibiting Mr. Genovese, during the period of his employment with the Company and, for two years thereafter, from owning, managing, operating, financing, joining or controlling, directly or indirectly, any business entity that is, at the time of Mr. Genovese's initial involvement, in competition with the Company in any business then or thereafter conducted by the Company. The employment agreement also contains provisions requiring Mr. Genovese to maintain the confidentiality of certain information related to the Company during the period of his employment with the Company and, under certain circumstances, for two years thereafter. The employment agreement further provides that any proposals or ideas developed by Mr. Genovese or that are submitted by him to the Company during the term of the employment agreement, whether or not exploited or accepted by the Company, are the property of the Company and may not be exploited by Mr. Genovese except in compliance with the Company's policy on conflicts of interest.

    Mr. Genovese resigned his position as President of the Company effective November 1, 1999 and he resigned his position as Chief Executive Officer effective February 1, 2000. Mr. Genovese's employment agreement with the Company terminated effective February 17, 2000 and he has entered into a one year consulting agreement with the Company. In addition, Mr. Genovese remains a director and Vice Chairman of the Board of Directors of the Company.

                   EXECUTIVE DEFERRED COMPENSATION AGREEMENT

    The Company has established an Executive Deferred Compensation Agreement which is a deferred compensation plan for certain executive officers and other highly compensated officers of the Company. Commencing on December 1, 1995 and continuing through the date on which the participant's employment with the Company terminates as a result of death, retirement, disability or any other cause, the participant is entitled to defer to an account an amount set forth in an annual election form, which the participant would otherwise be entitled to receive as compensation. Each participant's account accrues investment income based upon the investment election of the participant. Such deferred amounts are fully vested and are payable upon termination of employment, death, retirement or disability. The accumulated amount deferred in this plan as of fiscal year end 1999 was $0.6 million.

                               STOCK OPTION PLAN

    The Board of Directors of the Company has adopted the 1997 Stock Option Plan, amended and restated as of November 30, 1999 (the "Plan"), pursuant to which officers, directors and key employees of the Company and its parents and subsidiaries are eligible to receive options to purchase the Company's Common Stock. The Plan is administered by the Board of Directors. The aggregate number of shares which may be issued under options shall not exceed 705,000 shares, subject to adjustment under certain circumstances provided for in the Plan. Any stock option granted under the Plan may be an Incentive Stock Option (as defined in the Plan) or a non-qualified stock option. The price of Incentive Stock Options shall range from one hundred to one hundred and ten percent of the fair market value of the shares depending upon whether or not the optionee is a ten percent holder. The fair market value shall be determined by reference to market prices if the stock is publicly traded or shall be determined in good faith by the Board in the absence of a public market. Options granted under the Plan vest as determined by the Board. No option may be granted under the Plan more than ten years from the date of its adoption.

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

                           COMPENSATION OF DIRECTORS

    None of the directors who are officers of the Company receives compensation directly for their service on the Company's Board of Directors. All other directors receive a monthly retainer fee of $1,250 for their service. The Company also pays non-employee directors $1,500 per meeting for board and committee meetings attended by the non-employee directors. In addition, the Company pays J.F. Lehman & Company certain fees for various management, consulting and financial planning services, including assistance in strategic planning, providing market and financial analyses, negotiating and structuring financing and exploring expansion opportunities. See "Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 15, 2000 by (i) each director,
(ii) each of the Named Executive Officers of the Company, (iii) all executive officers and directors as a group and (iv) each person who is the beneficial owner of more than 5% of the outstanding Common Stock of the Company.

                                                                                 PERCENTAGE OF SHARES
NAME OF INDIVIDUAL OR ENTITY(1)                            NUMBER OF SHARES(2)      OUTSTANDING(3)
-------------------------------                            -------------------   --------------------
JFLEI(4).................................................       3,134,298                80.5%
John F. Lehman(5)........................................       3,134,298                80.5
George Sawyer(5).........................................       3,134,298                80.5
Donald Glickman(5).......................................       3,134,298                80.5
Keith Oster(5)...........................................       3,134,298                80.5
Joseph A. Stroud(5)......................................       3,134,298                80.5
Rocco C. Genovese(6).....................................         316,000                 8.0
Robert F. Pitman(7)......................................          12,350                   *
Martin J. Suydam, Jr.(8).................................          10,000                   *
Craig A. Carnes(9).......................................           9,050                   *
Anthony E. Lawson(10)....................................           5,000                   *
Oliver C. Boileau, Jr.(11)...............................              --                  --
Thomas G. Pownall(12)....................................              --                  --
Bruce D. Gorchow(13).....................................              --                  --
Jackson National(14).....................................         428,444                 9.9
MassMutual(14)...........................................         428,444                 9.9
All directors and executive officers as a group
  (21 persons)...........................................       3,517,023                88.6%

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

 (3) Computed based upon the total number of shares of the Company's Common Stock outstanding and the number of shares of the Company's Common Stock underlying the options or warrants held by that person exercisable within 60 days of March 15, 2000. In accordance with Rule 13(d)-3 of the Exchange Act, any Common Stock that will not be outstanding as of March 15, 2000, which is subject to options or warrants exercisable within 60 days, is deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Company's Common Stock owned by the person holding such options or warrants, but is not deemed to be outstanding for the purpose of computing the percentage of outstanding shares of the Company's Common Stock owned by any other person. On a fully diluted basis, as of March 15, 2000, JFLEI and its affiliates would own approximately 63.2% of the Company's Common Stock, the executive officers and directors as a group would own approximately 71.0% of the Company's Common Stock and the warrantholders (including Jackson National, MassMutual) would have the right to purchase approximately 17.3% of the Company's Common Stock.

 (4) JFLEI is a Delaware limited partnership managed by J.F. Lehman & Company, which is an affiliate of the general partner of JFLEI. Each of Messrs. Lehman, Glickman, Sawyer, Oster and Stroud, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control J.F. Lehman & Company and such general partner. J.F. Lehman & Company and such general partner may be deemed to control the voting and disposition of the shares of the Company Common Stock owned by JFLEI. Accordingly, for certain purposes, Messrs. Lehman, Glickman, Sawyer, Oster and Stroud may be deemed to be beneficial owners of the shares of the Company's Common Stock owned by JFLEI.

 (5) Includes the shares beneficially owned by JFLEI, of which Messrs. Lehman, Glickman, Sawyer, Oster and Stroud are affiliates.

 (6) Includes options to purchase 37,500 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable, and 37,500 shares of Common Stock issued under the Company's 1997 Stock Option Plan.

 (7) Includes options to purchase 3,750 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

 (8) Includes options to purchase 10,000 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

 (9) Includes options to purchase 3,750 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

 (10) Includes options to purchase 5,000 shares of Common Stock issued under the Company's 1997 Stock Option Plan, which are currently exercisable.

 (11) Mr. Boileau is a limited partner of JFLEI.

 (12) Mr. Pownall is a limited partner of JFLEI and is on the investment advisory board of J.F. Lehman & Company.

 (13) Mr. Gorchow is on the investment advisory board of J.F. Lehman & Company.

 (14) All shares are obtainable upon the exercise of warrants, which are immediately exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT AGREEMENT

    Pursuant to the terms of the ten-year Management Agreement entered into between J.F. Lehman & Company and the Company, (i) upon consummation of the Recapitalization, the Company paid J.F. Lehman & Company certain transaction fees and (ii) the Company agreed to pay J.F. Lehman & Company an annual management fee equal to $500,000, as may be adjusted from time to time subject to necessary board approval, that commenced accruing on October 1, 1998 and which was to be payable on a quarterly basis in arrears commencing on January 1, 1999. During 1998, the Board of Directors approved an amendment to the Management Agreement and the Company concurrently entered into a Management Services Agreement with J.F. Lehman & Company, the combined effect of which was to further delineate the management services to be provided by J.F. Lehman & Company and to provide that J.F. Lehman & Company's management fee would be paid in advance on a quarterly basis commencing October 1, 1998.

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

                                                              PAGE REFERENCE
                                                                FORM 10-K
                                                              --------------
Report of Ernst & Young LLP, Independent Auditors...........       F-2

Consolidated Statements of Operations for the three fiscal
  years ended December 31, 1999.............................       F-3

Consolidated Balance Sheets at January 1, 1999 and December
  31, 1999..................................................       F-4

Consolidated Statements of Shareholders' Equity (Deficit)
  for the three fiscal years ended December 31, 1999........       F-5

Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999...................................       F-6

Notes to Consolidated Financial Statements..................       F-7

(a)(2)  Consolidated Financial Statement Schedules:

Report of Ernst & Young LLP, Independent Auditors...........       S-2

Schedule II--Valuation and Qualifying Accounts..............       S-3

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

(c) Exhibits

 1.1 Purchase Agreement, dated April 17, 1998 between the Company and the Initial Purchaser.(1)

 2.1   Stock Purchase Agreement, dated as of March 5, 1998 among
         Burke, Sovereign and Mercer.(2)

 3.1   Articles of Incorporation of the Company.(3)

 3.2   Amended and Restated Articles of Incorporation of the
         Company.

 3.3   Certificate of Determination of Series C Cumulative
         Convertible Preferred Stock of the Company. (4)

 3.4   Bylaws of the Company.(3)

 3.5   Articles of Incorporation of Burke Flooring Products,
         Inc.(3)

 3.6   Bylaws of Burke Flooring Products, Inc.(3)

 3.7   Articles of Incorporation of Burke Rubber Company, Inc.(3)

 3.8   Bylaws of Burke Rubber Company, Inc.(3)

 3.9   Articles of Incorporation of Burke Custom Processing,
         Inc.(3)

 3.10  Bylaws of Burke Custom Processing, Inc.(3)

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

10.21  Form of Warrant Certificate.(3)

10.22  Form of Election Form for Series C Preferred Stock.(1)

10.23  Management Agreement, dated August 20, 1997, between the
         Company and J.F. Lehman & Company.(3)

10.24 Lease Agreement, dated April 30, 1997, between the Company and Senter Properties, LLC for the premises at 2049 Senter
         Road, San Jose, CA.(3)

10.25 Lease Agreement, dated October 20, 1995, between the Company and Lincoln Property Company for the premises at 13767
         Freeway Drive, Santa Fe Springs, CA.(3)

10.26 Lease Agreement, dated April 25, 1983, between the Company and Donald M. Hypes for the premises at 14910 Carmenita
         Boulevard, Norwalk, CA.(3)

10.27  Lease Agreement, dated March 29, 1996, between S & M
         Development Co., a general partnership, for the premises at 13615 Excelsior Drive, Santa Fe Springs, CA.(3)

10.28  Lease Agreement, dated June 5, 1995, between the Company and
         Stephen S. Gray, the duly appointed Chapter 7 trustee of the Estate of Haskon Corporation, for the premises at 336
         Weir Street, Taunton, MA.(3)

10.29  Consent to sale of all of the outstanding shares of Mercer
         Products Company, Inc. to Burke Industries, Inc., dated
         March 20, 1998 by Land Co. Leasing & New Development Co.
         and related Standard/Industrial Commercial Single-Tenant
         Lease-Gross, dated June 22, 1994, as amended, between The
         Childs Family Trust u/t/a of April 30, 1981 and The A.G.
         Gardner Trust u/t/a of March 5, 1981 dba Landco and
         Mercer.(1)

10.30 Consent of Lessor dated April 21, 1998 and related Agreement of Lease dated December 1, 1998, as amended, between RTC
         Properties, Inc. and Mercer.(1)

10.31  Sublease Agreement, dated February 20, 1992, between Burke
         Rubber Company for the premises at 107 South Riverside
         Drive, Modesto, CA.(3)

10.32  Servicing Agreement, dated April 26, 1996, between the
         Company and Westland Technologies.(3)

10.33  Amendment No. 1 to the Stock Purchase Agreement, dated April
         21, 1998, among Burke, Sovereign and Mercer.(5)

10.34  Lease Agreement, dated April 15, 1998, between Robert
         Steele, et al and the Company, for the premises at 10039
         Norwalk Boulevard, Santa Fe Springs, CA.(5)

10.35 Management Services Agreement, dated as of June 18, 1998, between the Company and J.F. Lehman & Company.(5)

10.36 Amendment No. 1 to Management Agreement between the Company and J.F. Lehman & Company, dated as of June 18, 1998.(5)

10.37  Burke Industries, Inc. Executive Deferred Compensation
         Agreement.(5)

10.38  Burke Industries, Inc. 1997 Stock Option Plan.(5)

10.39  Form of Incentive Stock Option Agreement under the Burke
         Industries, Inc. 1997 Stock Option Plan

10.40  Burke Industries, Inc. 1997 Stock Option Plan Amended and
         Restated as of November 30, 1999.

10.41  Form of Incentive Stock Option Agreement under the Burke
         Industries, Inc. Amended and Restated 1997 Stock Option
         Plan.

10.42 Employment Agreement, dated as of September 16, 1999, by and between Theodore M. Clark and Burke Industries, Inc.

10.43  Letter Agreement, dated February 4, 2000, by and between
         Burke Industries, Inc. and Theodore M. Clark, amending Mr.
         Clark's employment agreement dated as of September 16, 1999.

10.44  Extension and First Amendment of Lease, dated as of January
         13, 1994, by and between RTC Properties, Inc. and Mercer
         Products Company, Inc.

10.45  Extension and Second Amendment of Lease, dated as of January
         23, 1995, by and between RTC Properties, Inc. and Mercer
         Products Company, Inc.

10.46 Third Amendment and Extension of Agreement of Lease, dated as of March 26, 1997, by and between RTC Properties, Inc.
         and Mercer Products Company, Inc.

10.47 Fourth Amendment of Lease, dated as of April 21, 1998, by and between RTC Properties, Inc. and Mercer Products Co.,
         Inc.

10.48  Lease Agreement, dated June 22, 1999, by and between
         ProLogis Trust and Burke Industries, Inc.

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

(4) Incorporated by reference to the Company's current report on Form 8-K, File No. 333-36675, as filed with the Securities and Exchange Commission on May 5, 1998.

(5) Incorporated by reference to the Company's 1998 annual report on Form 10-K, File No. 333-36675, as filed with the Securities and Exchange Commission on March 31, 1999.

    SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
    SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

    No annual report or proxy material covering the Company's last fiscal year has been or will be sent to security holders of the Company.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
BURKE INDUSTRIES, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP, Independent Auditors...........    F-2

Consolidated Statements of Operations for the three fiscal
  years ended December 31, 1999.............................    F-3

Consolidated Balance Sheets at January 1, 1999 and
  December 31, 1999.........................................    F-4

Consolidated Statements of Shareholders' Equity (Deficit)
  for the three fiscal years ended December 31, 1999........    F-5

Consolidated Statements of Cash Flows for the three fiscal
  years ended December 31, 1999.............................    F-6

Notes to Consolidated Financial Statements..................    F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders

Burke Industries, Inc. and Subsidiaries

    We have audited the accompanying consolidated balance sheets of Burke Industries, Inc. and subsidiaries as of December 31, 1999 and January 1, 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the three fiscal years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Burke Industries, Inc. and subsidiaries at December 31, 1999 and January 1, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/ ERNST & YOUNG LLP

San Jose, California
March 10, 2000

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FISCAL YEARS ENDED
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net sales...................................................  $107,504   $107,019   $90,228
Costs and expenses:
  Cost of sales.............................................    78,288     76,145    62,917
  Selling, general and administrative.......................    17,831     15,454    12,174
  Amortization of goodwill..................................     2,017      1,411        64
  Transaction expenses......................................        --         --     1,321
  Stock option purchase.....................................        --         --    14,105
                                                              --------   --------   -------
Income (loss) from operations...............................     9,368     14,009      (353)
Interest expense, net.......................................    14,821     13,819     5,408
                                                              --------   --------   -------
Income (loss) before income tax provision (benefit).........    (5,453)       190    (5,761)
Income tax provision (benefit)..............................       921        160    (1,818)
                                                              --------   --------   -------
Net income (loss)...........................................  $ (6,374)  $     30   $(3,943)
                                                              ========   ========   =======

                            See accompanying notes.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                               FISCAL YEARS ENDED
                                                              ---------------------
                                                                1999        1998
                                                              ---------   ---------
                                                                 (IN THOUSANDS)
                                ASSETS

Current assets:
  Cash and cash equivalents.................................  $     348   $   2,981
  Trade accounts receivable, less allowance of $658 in 1999
    and $812 in 1998........................................     13,627      13,109
  Inventories...............................................     15,585      14,574
  Prepaid expenses and other current assets.................      1,510       1,731
  Deferred income tax assets................................        503       3,108
  Refundable income taxes...................................         --         174
                                                              ---------   ---------
    Total current assets....................................     31,573      35,677

Property, plant, and equipment:
  Land and improvements.....................................      2,107       2,107
  Buildings and improvements................................     11,210      11,210
  Equipment.................................................     19,543      17,277
  Leasehold improvements....................................      1,040         721
  Assets under capital leases...............................      1,589          --
                                                              ---------   ---------
                                                                 35,489      31,315
  Accumulated depreciation and amortization.................     14,464      12,300
                                                              ---------   ---------
                                                                 21,025      19,015
  Construction in process...................................        419       2,364
                                                              ---------   ---------
                                                                 21,444      21,379

Other Assets:
  Prepaid pension cost......................................        442         498
  Goodwill, net.............................................     27,718      29,735
  Deferred financing costs, net.............................      5,718       6,542
  Other assets..............................................        139         114
                                                              ---------   ---------
                                                                 34,017      36,889
                                                              ---------   ---------
                                                              $  87,034   $  93,945
                                                              =========   =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Trade accounts payable and accrued expenses...............  $   8,174   $   6,934
  Accrued compensation and related liabilities..............      1,743       2,715
  Accrued interest..........................................      5,528       5,434
  Payable to shareholders...................................        785         953
  Capital lease obligations, current........................        514          --
  Income taxes payable......................................        481         695
                                                              ---------   ---------
    Total current liabilities...............................     17,225      16,731
Senior notes................................................    110,000     110,000
Floating rate notes.........................................     30,000      30,000
Other noncurrent liabilities................................        444         444
Capital lease obligations, non-current......................        669          --
Deferred income tax liabilities.............................      2,388       4,082
Preferred stock, no par value; 50,000 shares authorized;
  30,000 Series A Redeemable shares designated; 18,611
  Series A shares issued and outstanding; 5,000 Series B
  Redeemable shares designated; 2,326 Series B shares issued and outstanding (aggregate liquidation and redemption
  preference $18,000).......................................     20,536      18,160
Shareholders' equity (deficit):
  Convertible preferred stock, no par value: 3,000 Series C
    shares designated, issued and outstanding (liquidation
    preference $3,000)......................................      3,000       3,000
  Class A common stock, no par value: Authorized
    shares--20,000,000 Issued and outstanding shares--
    3,895,000 in 1999 and 3,857,000 in 1998.................     25,708      25,464
  Accumulated deficit.......................................   (122,936)   (113,936)
                                                              ---------   ---------
    Total shareholders' equity (deficit)....................    (94,228)    (85,472)
                                                              ---------   ---------
                                                              $  87,034   $  93,945
                                                              =========   =========

                            See accompanying notes.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                         CONVERTIBLE
                                          PREFERRED          CLASS A COMMON
                                            STOCK                 STOCK                             TOTAL
                                     -------------------   -------------------   ACCUMULATED    SHAREHOLDERS'
                                      SHARES     AMOUNT     SHARES     AMOUNT      DEFICIT     EQUITY (DEFICIT)
                                     --------   --------   --------   --------   -----------   ----------------
                                                                   (IN THOUSANDS)
Balance at fiscal year end 1996....      --          --      9,377    $ 6,716     $  (2,433)        $  4,283
Net loss...........................      --          --         --         --        (3,943)          (3,943)
Proceeds from sales of shares
  through employee stock plans.....      --          --         22         10            --               10
Increase in value of shareholder
  warrants.........................      --          --         --      5,100        (5,100)              --
Accretion of preferred stock
  discount.........................      --          --         --         --           (89)             (89)
Preferred stock dividend in kind...      --          --         --         --          (665)            (665)
Common stock warrant issued on sale
  of preferred stock...............      --          --         --         --         2,500            2,500
Proceeds from sale of common stock,
  net of issuance costs............      --          --      3,134     18,724            --           18,724
Recapitalization of company........      --          --     (8,676)    (5,086)     (102,224)        (107,310)
                                      -----      ------     ------    -------     ---------         --------
Balance at fiscal year end 1997....      --          --      3,857     25,464      (111,954)         (86,490)
Net income.........................      --          --         --         --            30               30
Proceeds from sale of preferred
  stock............................   3,000      $3,000         --         --            --            3,000
Accretion of preferred stock
  discount.........................      --          --         --         --          (242)            (242)
Preferred stock dividend in kind...      --          --         --         --        (1,770)          (1,770)
                                      -----      ------     ------    -------     ---------         --------
Balance at fiscal year end 1998....   3,000       3,000      3,857     25,464      (113,936)         (85,472)
Net loss...........................      --          --         --         --        (6,374)          (6,374)
Exercise of stock options..........      --          --         38        244            --              244
Additional shareholder payment
  related to recapitalization of
  company..........................      --          --         --         --          (250)            (250)
Accretion of preferred stock
  discount.........................      --          --         --         --          (241)            (241)
Preferred stock dividend in kind...      --          --         --         --        (2,135)          (2,135)
                                      -----      ------     ------    -------     ---------         --------
Balance at fiscal year end 1999....   3,000      $3,000      3,895    $25,708     $(122,936)        $(94,228)
                                      =====      ======     ======    =======     =========         ========

                            See accompanying notes.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FISCAL YEARS ENDED
                                                              -------------------------------
                                                                1999       1998       1997
                                                              --------   --------   ---------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss)...........................................  $(6,374)   $     30   $  (3,943)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
Depreciation and amortization:
  Property, plant, and equipment............................    2,164       1,764       1,435
  Goodwill..................................................    2,017       1,411          64
Debt discounts arising from warrants........................       --          --          93
Interest on shareholder note................................       --          --        (240)
Deferred financing costs....................................      824         752         229
Changes in operating assets and liabilities:
  Trade accounts receivable.................................     (518)        408      (2,031)
  Inventories...............................................   (1,011)       (506)     (2,571)
  Prepaid expenses and other current assets.................      221        (619)       (436)
  Refundable income taxes...................................      174       1,465          --
  Prepaid pension cost......................................       56           3          41
  Other assets..............................................      (25)        (52)         25
  Trade accounts payable and accrued expenses...............    1,334       1,559       3,382
  Accrued compensation and related liabilities..............     (972)        223         149
  Deferred income taxes.....................................      911         (72)     (1,397)
  Income taxes payable......................................     (214)       (369)     (3,043)
  Other noncurrent liabilities..............................       --          24        (300)
                                                              -------    --------   ---------
Net cash provided by (used in) operating activities.........   (1,413)      6,021      (8,543)

INVESTING ACTIVITIES
Acquisition of Mercer Products Company; net of cash
  acquired..................................................       --     (38,440)         --
Purchases of property, plant, and equipment.................     (639)     (3,220)     (1,454)
Repayment of note receivable from affiliate of the principal
  shareholders..............................................       --          --       4,306
                                                              -------    --------   ---------
Net cash (used in) provided by investing activities.........     (639)    (41,660)      2,852

FINANCING ACTIVITIES
Restricted cash.............................................       --       1,070      (1,070)
Checks outstanding in excess of funds deposited.............       --          --        (828)
Repayments and settlement of long-term debt and capital
  lease obligations.........................................     (407)         --     (18,869)
Payments to shareholders....................................     (418)     (4,929)      5,882
Exercise of stock options...................................      244          --          --
Proceeds from sales of shares through employee stock
  plans.....................................................       --          --          10
Deferred financing costs....................................       --      (2,084)     (5,430)
Repayment of subordinated debt..............................       --          --      (1,750)
Net recapitalization consideration..........................       --          --    (107,310)
Issuance of notes payable...................................       --      30,000     110,000
Issuance of preferred stock, net of issuance costs..........       --       3,000      17,895
Issuance of common stock, net of issuance costs.............       --          --      18,724
                                                              -------    --------   ---------
Net cash provided by (used in) financing activities.........     (581)     27,057      17,254
                                                              -------    --------   ---------
Net increase (decrease) in cash and cash equivalents........   (2,633)     (8,582)     11,563
Cash and cash equivalents at beginning of year..............    2,981      11,563          --
                                                              -------    --------   ---------
Cash and cash equivalents at end of year....................  $   348    $  2,981   $  11,563
                                                              =======    ========   =========

                            See accompanying notes.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

    Burke Industries, Inc. and subsidiaries (the "Company") develop, manufacture, and market various elastomer products for use in commercial and military applications. The Company sells its products through a network of distributors or directly to customers in the construction, defense, and aerospace industries and other commercial markets, primarily in North America. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral.

    There were no customers that accounted for more than 10% of net sales in fiscal year 1999. One customer accounted for approximately 10% of net sales in fiscal year 1998 and 13% of net sales in fiscal year 1997. No other customers constituted 10% or more of net sales in any of the three fiscal years ended in 1999.

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

    The Company has four wholly owned subsidiaries, consisting of Burke Flooring Products, Inc., Burke Rubber Company, Inc., Burke Custom Processing, Inc., (the Guarantor Subsidiaries) and Burkeline Construction Company, Inc. (the Non-Guarantor Subsidiary). Each of the Guarantor Subsidiaries' guarantees of the Company's $110 million senior notes and $30 million floating-rate notes, is full, unconditional and joint and several. The Company's subsidiaries have no operations or assets and liabilities and therefore no separate financial statements of the Company's subsidiaries are presented.

    In connection with the above August 1997 transactions, the tax benefit the Company will receive associated with the cost to purchase options issued and outstanding under the Company's stock option

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) plan, in addition to other tax savings associated with the transaction, will be distributed to the Company's continuing and former shareholders when realized by the Company. Accordingly, as part of the recapitalization the Company recognized a liability of $5,882,000 for the total estimated benefit to be realized of which $785,000 remains at fiscal year end 1999.

    In 1999, the Company made additional payments related to the repurchase of a former shareholder's shares prior to the Recapitalization and these additional payments represent the amount received by other shareholders at the time of the Recapitalization. Accordingly, the Company has recorded these payments as additional consideration for the Recapitalization in the accompanying consolidated statement of shareholders' equity (deficit).

    The Company is subject to various federal, state and local environmental laws and regulations. The former shareholders of the Company have agreed, subject to certain limitations, to indemnify the Company against certain environmental liabilities incurred prior to Recapitalization. In addition, the former shareholders of Mercer Products Company, Inc. (Note 2) have agreed, subject to certain limitations, to indemnify the Company against environmental liabilities incurred prior to the acquisition of Mercer Products Company, Inc. Based upon environmental reviews and the indemnification provisions discussed above, management believes the potential obligations relating to environmental matters will not have a material adverse effect on the financial position of the Company.

ACCOUNTING PERIODS

    The Company's fiscal year ends on the Friday closest to December 31. The Company maintains a fifty-two/fifty-three week fiscal year cycle, which resulted in a fifty-two week year in fiscal 1997, 1998 and 1999. For convenience, the accompanying financial statements have been referred to as fiscal years ended 1997, 1998, and 1999 for the periods ended January 2, 1998, January 1, 1999 and December 31, 1999, respectively.

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

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Revenue from sales of products is recognized upon shipment to customers.

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

PROPERTY, PLANT, AND EQUIPMENT

    Property, plant, and equipment are stated at cost. Depreciation is computed over the estimated useful lives (three to forty years) of the assets using the straight-line method. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful life of the asset or the term of the related lease. Amortization of assets under capital leases is included in depreciation expense. Accumulated amortization at December 31, 1999 for assets under capital leases is $79,000.

FINANCIAL INSTRUMENTS

    The carrying value of accounts receivable and payable and accrued liabilities approximates fair value due to the short-term maturities of these assets and liabilities.

INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109") which requires the use of the liability method in accounting for income taxes. Under this method, deferred tax liabilities and assets are measured based upon differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes using expected tax rates and laws that will be in effect when the differences are expected to reverse

RECENT PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133"). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction, and, if so, the type of hedge transaction.

    In June 1999, the FASB issued FAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" (FAS 137"), which amends

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
FAS 133 to be effective for all fiscal quarters or all fiscal years beginning after June 15, 2000 or January 1, 2001 for the Company. Management does not currently expect that adoption of FAS 137 will have a material impact on the Company's financial position or results of operations.

RECLASSIFICATIONS

    Certain prior year reclassifications have been made in order to conform to current year presentation.

SEGMENT INFORMATION

    The Company operates in two reportable segments--organic products and silicone products, under FASB Statement No. 131 "Disclosure About Segments of an Enterprise and Related Information" ("FASB 131"). The Company's management has determined the operating segments based upon how the business is managed and operated. The reportable segments are each managed separately as they manufacture and distribute distinct products with different production processes.

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

    The total purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values as follows:

                                                              (IN THOUSANDS)
Current assets..............................................     $ 5,269
Plant and equipment.........................................       4,903
Excess of purchase price over net assets acquired...........      29,681
Amounts payable and accrued expenses........................      (1,379)
                                                                 -------
  Total purchase price......................................     $38,474
                                                                 =======

    Financing for the Mercer Acquisition and related expenses was provided, in large part, from the sale of $30 million principal amount of Floating Interest Rate Senior Notes Due 2007 (the "Floating-Rate Notes"). The balance of the financing was provided with $3.0 million from the sale of 3,000 shares of the Company's 6% Series C Convertible Preferred Stock and cash on hand.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

2. ACQUISITION OF MERCER PRODUCTS COMPANY, INC. (CONTINUED)
    The following pro forma data was prepared to illustrate the estimated effect of the Mercer acquisition and the financing related thereto, as if the Mercer acquisition had occurred as of the beginning of each period presented:

                                                           FISCAL YEAR ENDED
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
                                                            (IN THOUSANDS)
Net Sales...............................................  $113,223   $115,127
Net income (loss).......................................       (12)    (3,973)

    The pro forma results of operations have been prepared for comparison purposes only, and do not purport to be indicative of what the results would have been had the Mercer acquisition occurred at the beginning of each period presented. The pro forma results for fiscal year ended 1997 include certain charges related to the Recapitalization (Note 1).

3. INVENTORIES

    Inventories consist of the following at the fiscal year ended:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Raw materials.............................................  $ 5,540    $ 5,123
Work-in-process...........................................    1,861      2,085
Finished goods............................................    8,184      7,366
                                                            -------    -------
                                                            $15,585    $14,574
                                                            =======    =======

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

    Goodwill related to the Mercer acquisition is being amortized on a straight-line basis over 15 years. Goodwill related to prior transactions is being amortized on a straight-line basis over forty years. Accumulated amortization totaled $3,796,000 and $1,779,000 at fiscal years ended 1999 and 1998, respectively.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

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

    The Company believes the fair value of the Senior Notes at fiscal year end 1999 approximates the carrying value of such indebtedness issued based upon the incremental borrowing rate for similar types of instruments.

FLOATING-RATE NOTES

    The Floating-Rate Notes issued in connection with the Mercer acquisition mature on August 15, 2007, with interest on the notes payable semiannually on February 15 and August 15, commencing on August 15, 1998. The Floating-Rate Notes bear interest at a rate per annum equal to LIBOR plus 400 basis points, with the interest rate set semiannually (9.8% at fiscal year end 1999). The Floating-Rate Notes are unconditionally guaranteed on a joint and several basis by each of the Company's subsidiaries. Upon a change of control of the Company, the Company will be required to make an offer to repurchase all outstanding Floating-Rate Notes at 101% of the aggregate principal amount thereof plus accrued and unpaid interest thereon at the date of repurchase.

    The Company believes the fair value of the Floating-Rate Notes at fiscal year end 1999 approximates the carrying value of such indebtedness as the interest rate is variable and resets frequently.

BANK CREDIT FACILITY

    In fiscal year 1998, the Company revised its Loan and Security Agreement with a bank to provide the Company with a $25.0 million revolving credit facility expiring August 20, 2002. No amounts are outstanding at fiscal year end 1999 or 1998.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)
    Indebtedness of the Company under the agreement is secured by a first priority security interest in substantially all of the Company's assets.

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

    During 1999, the Company was in default of certain financial covenants and other provisions of the loan agreement. As of November 11, 1999 the lender waived the existing defaults, modified certain financial covenants and amended certain other provisions of the loan agreement such that, at December 31, 1999, the Company is in compliance with the amended covenants.

INTEREST EXPENSE, NET

    Interest expense, net consists of the following:

                                                          FISCAL YEAR ENDED
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Interest incurred.................................  $14,888    $14,062     $5,900
Capitalized interest..............................       (2)       (13)       (29)
Interest income...................................      (65)      (230)      (463)
                                                    -------    -------     ------
Interest expense, net.............................  $14,821    $13,819     $5,408
                                                    =======    =======     ======

    Included in interest expense is $142,000 of interest incurred on subordinated shareholder notes in fiscal year 1997. There was no such interest expense in fiscal years ended 1998 and 1999. There was no interest payable to these shareholders at fiscal year ended 1997, and such subordinated notes were repaid in connection with the Recapitalization of the Company.

DEFERRED FINANCING COSTS

    In connection with the issuance of the Floating-Rate Notes, Senior Notes and bank credit facility agreement, the Company incurred debt issuance costs of $7,513,000 that are being amortized to interest expense over the terms of the related debt. Accumulated amortization at fiscal year end 1999 and 1998 was $1,795,000 and $971,000, respectively.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT AND LEASE OBLIGATIONS (CONTINUED)
LEASE OBLIGATIONS

    At fiscal year ended 1999, minimum payments under all noncancelable lease agreements were as follows:

                                                  CAPITAL LEASES   OPERATING LEASES
                                                  --------------   ----------------
2000............................................      $  669            $2,202
2001............................................         568             1,450
2002............................................          50             1,199
2003............................................          --               936
2004............................................          --               743
Beyond 2004.....................................          --             2,803
                                                      ------            ------
Total minimum lease payments....................       1,287            $9,333
                                                                        ======
  Less amount representing interest.............        (104)
                                                      ------
Present value of minimum lease payments.........       1,183
  Less current portion..........................        (514)
                                                      ------
Long-term capital lease obligations.............      $  669
                                                      ======

    Rental expense was $2,739,000, $2,082,000, and $1,404,000 in fiscal years 1999, 1998, and 1997, respectively. Rental expense is before sublease income of $335,000 in 1999, $325,000 in 1998 and $316,000 in 1997. Future sublease rental income commitments aggregated $640,000 at fiscal year ended 1999.

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

    If at any time after July 15, 2000, the cash dividends payable on the redeemable preferred stock shall have been in arrears and unpaid for four or more successive dividend payment dates, then until the date on which all such dividends in arrears are paid in full, dividends shall accrue and be payable to the holders at the annual rate of 13.5% times the sum of $1,000 per share and accrued but unpaid dividends thereon. Upon payment in full of all dividends in arrears, cash dividends will thereafter be payable at the 11.5% annual rate set forth above. There were no dividends in arrears as of fiscal year ended 1999.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

6. REDEEMABLE PREFERRED STOCK (CONTINUED)

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

7. SHAREHOLDERS' EQUITY

    CONVERTIBLE PREFERRED STOCK

    In connection with the Mercer acquisition, the Company issued $3 million in Series C Convertible Preferred Stock. The Series C Convertible Preferred Stock ranks junior to the Redeemable Preferred Stock and when declared, dividends accrue at an annual rate per share of 6% times the sum of $1,000 and accrued but unpaid dividends. The holders of Series C Convertible Preferred Stock are entitled to receive a

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY (CONTINUED)
stated liquidation value of $1,000 per share plus accrued but unpaid dividends in the event of any liquidation, dissolution or winding up of the Company. After payment of the liquidation preference, the holders of the Series C Convertible Preferred Stock are not entitled to further participation in any distribution of assets of the Company. The holders of Series C Convertible Preferred Stock are not entitled to any voting rights; however, without the consent of 51% of the holders of Series C Convertible Preferred Stock, the Company may not adversely alter the rights and preferences of the Series C Convertible Preferred Stock.

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

    COMMON STOCK

    At fiscal year ended 1999 a total of 964,000 shares of Class A common stock are reserved for the exercise of warrants and 705,000 shares are reserved under the 1997 Stock Option Plan.

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

    Under the 1997 Stock Option Plan (the Plan as amended and restated as of November 30, 1999), incentive stock options to purchase up to a total of 705,000 shares of common stock may be granted to officers, directors, executives, and employees at the discretion of the Board of Directors. Incentive stock options must be granted at not less than one hundred percent of the fair market value of the shares of stock on the date of the granting of the option if the optionee is not a ten percent shareholder, or one hundred and ten percent of the fair market value of the shares of stock on the date of the granting of the option if the optionee is a ten percent shareholder. Options vest as determined by the Board of Directors.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY (CONTINUED)
    A summary of all stock option activity is as follows:

                                                      OPTIONS     WEIGHTED AVERAGE
                                                    OUTSTANDING   PRICE PER SHARE
                                                    -----------   ----------------
                                                            (IN THOUSANDS,
                                                       EXCEPT PRICE PER SHARE)
Balance at fiscal year ended 1996.................      1,600             $0.840
Granted...........................................        370              $6.50
Exercised.........................................        (22)            $0.425
Canceled..........................................     (1,578)            $0.846
                                                       ------

Balance at fiscal year ended 1997.................        370              $6.50
Granted...........................................         68             $10.00
Exercised.........................................         --                 --
Canceled..........................................         --                 --
                                                       ------

Balance at fiscal year ended 1998.................        438              $7.04
Granted...........................................        222              $6.69
Exercised.........................................        (38)             $6.50
Canceled..........................................       (117)             $6.50
                                                       ------
Balance at fiscal year ended 1999.................        505              $7.05
                                                       ======

    At fiscal year end 1999, options to purchase 105,625 shares of common stock are exercisable and the weighted average remaining contractual life is 9 years (1998 - 9 years).

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

    Pro forma information regarding net income (loss) has been determined as if the Company had accounted for its employee stock options under the fair value method of FAS 123. The fair value for all options granted was estimated at the date of grant using the minimum value options pricing model with the following weighted average assumptions: a risk-free interest rate of 6.34%; no dividend yield; and a weighted average expected life of the option of five years. The weighted average fair value of these options granted was $1.78 per share for 1999. Outstanding options have exercise prices that range from $6.50 to $12.00 per share.

    The Minimum Value option valuation method may be used by companies without publicly traded equity securities to value an award. Option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY (CONTINUED)
existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

    Had compensation costs for the Company's stock option plan been determined on the fair value at the grant dates for awards under those plans consistent with the method of FAS 123, the Company's pro forma net loss would have been $6.5 million for the fiscal year end 1999 (1998 $64,000 proforma net loss).

    The effect of applying the FAS 123 minimum value method to the stock options granted in fiscal year ended 1997 would not have resulted in a pro forma net loss materially different from historical amounts reported. Therefore, such pro forma information and weighted average assumptions specified in FAS 123 are not separately presented herein for fiscal year end 1997. Future pro forma net income results may be materially different from actual amounts reported.

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

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

8. PENSION AND RETIREMENT PLANS (CONTINUED)
    The following tables set forth the plan's funded status and amounts recognized in the Company's consolidated balance sheets at fiscal year end:

                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
  Benefit obligation at beginning of year...................   $3,400     $3,018
  Service cost..............................................       75         67
  Interest cost.............................................      265        252
  Actuarial loss............................................        5        204
  Benefits paid.............................................     (160)      (141)
                                                               ------     ------
  Benefit obligation at end of year.........................   $3,585     $3,400
                                                               ======     ======

CHANGE IN PLAN ASSETS
  Fair value of plan assets at beginning of year............   $3,491     $3,066
  Actual return on plan assets..............................      736        463
  Employer contribution.....................................       35        103
  Benefits paid.............................................     (160)      (141)
                                                               ------     ------
  Fair value of plan assets at end of year..................   $4,102     $3,491
                                                               ======     ======

  Funded status.............................................   $  517     $   91
  Unrecognized net actuarial loss (gain)....................     (288)       132
  Unrecognized prior service cost...........................      213        275
                                                               ------     ------
  Prepaid benefit cost......................................   $  442     $  498
                                                               ======     ======

WEIGHTED-AVERAGE ASSUMPTIONS AS OF DECEMBER 31
  Discount Rate.............................................     8.00%      8.00%
  Expected return on plan assets............................     9.00%      9.00%

    Net periodic pension expense for the fiscal years ended 1999, 1998, and 1997 included the following components:

                                                          1999       1998       1997
                                                        --------   --------   --------
                                                                (IN THOUSANDS)
COMPONENTS OF NET PERIODIC BENEFIT COST:

Service cost--benefits earned during the year.........   $  75      $  67      $  58
Interest cost on projected benefit obligation.........     265        252        220
Expected return on plan assets........................    (311)      (275)      (254)
Amortization of prior service cost....................      62         62         44
                                                         -----      -----      -----

Net periodic pension cost.............................   $  91      $ 106      $  68
                                                         =====      =====      =====

    The Company also maintains a defined contribution 401(k) plan covering substantially all of its other regular employees. The employees become eligible for participation after 1,000 hours of service. Participants may elect to contribute up to 20% of their compensation to this plan, subject to Internal Revenue

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

8. PENSION AND RETIREMENT PLANS (CONTINUED)
Service (IRS) limits. The Company matches a portion of the employees' contribution. The Company contributed approximately $178,000, $164,000, and $156,000, to this plan in 1999, 1998, and 1997, respectively.

    The Company also sponsors a defined contribution plan (an IRS qualified 401(k) plan) for the employees in the Mercer business. Participation in this plan is available to all salaried and hourly employees of the Company who work in the Mercer business. Participating employees contribute to the 401(k) plan based on a percentage of their compensation which is matched, based on a percentage of employee contributions, by the Company. The Company contributed approximately $81,000, to this plan in 1999 and $93,000 to the plan subsequent to the Mercer acquisition in 1998.

9. INCOME TAXES

    The income tax provision (benefit) recognized in the consolidated statements of operations consists of the following:

                                                         1999       1998       1997
                                                       --------   --------   --------
                                                               (IN THOUSANDS)
Current:
Federal..............................................   $   --      $ 38     $  (383)
State................................................       10       194         (38)
                                                        ------      ----     -------
                                                            10       232        (421)

Deferred:
Federal..............................................   (1,467)       26      (1,211)
State................................................     (510)      (98)       (186)
Valuation allowance..................................    2,888        --          --
                                                        ------      ----     -------
                                                           911       (72)     (1,397)
                                                        ------      ----     -------
                                                        $  921      $160     $(1,818)
                                                        ======      ====     =======

    A reconciliation of the income tax (benefit) provision at the U. S. federal statutory rate (34%) to the income tax (benefit) provision at the effective tax rate is as follows:

                                                        1999       1998       1997
                                                      --------   --------   --------
                                                              (IN THOUSANDS)
Income taxes computed at the U.S. federal statutory
  rate..............................................  $(1,854)     $ 65     $(1,958)
State taxes (net of federal effect).................     (315)      110        (148)
Tax benefit from state credit utilization...........       --       (47)         --
Federal and state audit provision...................       --        --         200
Valuation allowance.................................    2,888        --          --
Other individually immaterial items.................      202        32          88
                                                      -------      ----     -------
Income tax provision (benefit)......................  $   921      $160     $(1,818)
                                                      =======      ====     =======

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
purposes. Significant components of the Company's deferred tax assets and liabilities at fiscal years ended 1999 and 1998 are as follows:

                                                              1999       1998
                                                            --------   --------
                                                              (IN THOUSANDS)
Deferred tax liabilities:
Basis differences between financial reporting and tax
  basis...................................................  $(3,035)   $(3,108)
Depreciation..............................................     (919)      (958)
Other.....................................................     (151)      (122)
                                                            -------    -------
Total deferred tax liabilities............................   (4,105)    (4,188)
Deferred tax assets:
Net operating loss carryforwards and credit
  carryforwards...........................................    3,616        888
Receivable allowances and inventory reserves..............      766      1,064
State taxes...............................................        3        188
Warranty reserve and other accruals.......................      290        585
Accrued vacation and employee benefits....................      351        373
Other.....................................................       82        116
                                                            -------    -------
Total deferred tax assets.................................    5,108      3,214
Valuation Allowance.......................................   (2,888)        --
                                                            -------    -------
Net deferred tax liability................................  $(1,885)   $  (974)
                                                            =======    =======

    As of the end of fiscal 1999, the Company has federal and state net operating loss carryforwards of approximately $8 million and $5 million, respectively. The net operating loss carryforwards will expire in the years 2002 through 2019, if not utilized.

    Due to the "change of ownership" provisions of the Tax Return Act of 1986, the availability of the Company's net operating loss and credit carryforwards will be subject to an annual limitation in future periods if a change of ownership of more than 50% should occur over a three year period. Such a change could substantially limit the eventual tax utilization of these carryforwards.

    During the fiscal year ended 1999, a valuation allowance of $2,888,000 has been established for these deferred tax assets which may not be realized due to the Company's operating losses. The Company will continue to evaluate the realizability of the deferred tax assets on a quarterly basis.

10. SEGMENT INFORMATION

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

    The Company evaluates performance and allocates resources based on the operating income or loss before taxes, interest, corporate general and administrative expenses and amortization expense related to goodwill from the Mercer Acquisition. The accounting policies of the reportable segments are the same as

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

10. SEGMENT INFORMATION (CONTINUED)
those described in the summary of significant accounting policies. There are no intersegment sales or transfers.

    The Company's reportable segments are business units that offer different products. The reportable segments are each managed separately because they manufacture and distribute distinct products with different production processes.

FISCAL YEAR ENDED 1999                ORGANIC PRODUCTS   SILICONE PRODUCTS    TOTAL
----------------------                ----------------   -----------------   --------
                                                      (IN THOUSANDS)
Revenues from external customers....      $61,447             $46,057        $107,504
Depreciation expense................        1,321                 704           2,025
Segment profit......................       10,476               2,993          13,469
Segment assets......................       31,612              18,418          50,030
Expenditures for long-lived
  assets............................          261                 589             850

Profit
Total profit for reportable
  segments..........................                                         $ 13,469
Unallocated items:
  Corporate general and
    administrative expenses.........                                            2,084
  Amortization of goodwill related
    to the Mercer acquisition.......                                            2,017
  Interest expense, net.............                                           14,821
                                                                             --------
Loss before income taxes............                                         $ (5,453)
                                                                             --------

ASSETS
Total assets for reportable
  segments..........................                                         $ 50,030
Other assets, primarily goodwill and
  other intangibles.................                                           37,004
                                                                             --------
Total consolidated assets...........                                         $ 87,034
                                                                             ========

OTHER SIGNIFICANT ITEMS

                                    SEGMENT TOTALS   ADJUSTMENTS      CONSOLIDATED TOTALS
                                    --------------   -----------      -------------------
Expenditures for long-lived
  assets..........................      $ 850          $  1,379(1)          $2,229
Depreciation expense..............      2,025               139(1)           2,164

------------------------

(1) Consists of expenditures for long lived assets not directly related to either segment.

MAJOR CUSTOMER

    Revenue from one customer of the silicone products segment represents approximately $10 million of the Company's consolidated revenue.

                    BURKE INDUSTRIES, INC. AND SUBSIDIARIES

11. SUPPLEMENTAL CASH FLOW INFORMATION

                                                          FISCAL YEARS ENDED
                                                    ------------------------------
                                                      1999       1998       1997
                                                    --------   --------   --------
                                                            (IN THOUSANDS)
Cash paid for interest............................  $13,848    $12,223     $2,059
Cash paid for income taxes........................      530        484      3,047
Equipment financed under capital lease
  obligations.....................................    1,590         --         --

                     INDEX TO FINANCIAL STATEMENT SCHEDULES

                                                                PAGE
                                                              --------
Report of Ernst & Young, LLP, Independent Auditors..........    S-2

Schedule II--Valuation and Qualifying Accounts..............    S-3

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

    We have audited the consolidated financial statements of Burke
Industries, Inc. as of December 31, 1999 and January 1, 1999 and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated March 10, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a)(2). This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

San Jose, Californiae
March 10, 2000

                                  SCHEDULE II

                        VALUATION & QUALIFYING ACCOUNTS

                             BURKE INDUSTRIES INC.

                                 (IN THOUSANDS)

                                                              ADDITIONS
                                                       ------------------------
                                          BALANCE AT   CHARGED TO   ACQUISITION                BALANCE AT
                                          BEGINNING    COSTS AND     OF MERCER       (A)         END OF
DESCRIPTION                               OF PERIOD     EXPENSES     PRODUCTS     DEDUCTIONS     PERIOD
-----------                               ----------   ----------   -----------   ----------   ----------
Allowance for doubtful accounts
  (deducted from accounts receivable)
  Year ended December 31, 1999..........     $812         $232           --          $386         $658
  Year ended January 1, 1999............      334          196         $300            18          812
  Year ended January 2, 1998............      189          240           --            95          334
  Year ended January 3, 1997............      336          225           --           372          189

------------------------

(a) Includes write-offs and reversals.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 30th day of March, 2000.

                                                       BURKE INDUSTRIES, INC.,
                                                       A CALIFORNIA CORPORATION

                                                       By:            /s/ THEODORE M. CLARK
                                                            -----------------------------------------
                                                                        Theodore M. Clark
                                                              DIRECTOR, CHIEF EXECUTIVE OFFICER AND
                                                                            PRESIDENT

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Director, Chief Executive
                /s/ THEODORE M. CLARK                    Officer and President
     -------------------------------------------         (Principal Executive         March 30, 2000
                  Theodore M. Clark                      Officer)

                /s/ STEPHEN G. GEANE
     -------------------------------------------       Chief Financial Officer        March 30, 2000
                  Stephen G. Geane

                 /s/ JOHN F. LEHMAN
     -------------------------------------------       Director                       March 30, 2000
                   John F. Lehman

                /s/ ROCCO C. GENOVESE
     -------------------------------------------       Director                       March 30, 2000
                  Rocco C. Genovese

                 /s/ DONALD GLICKMAN
     -------------------------------------------       Director                       March 30, 2000
                   Donald Glickman

                  /s/ GEORGE SAWYER
     -------------------------------------------       Chairman of the Board          March 30, 2000
                    George Sawyer

                   /s/ KEITH OSTER
     -------------------------------------------       Director                       March 30, 2000
                     Keith Oster

                /s/ OLIVER C. BOILEAU
     -------------------------------------------       Director                       March 30, 2000
                  Oliver C. Boileau

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ THOMAS G. POWNALL
     -------------------------------------------       Director                       March 30, 2000
                  Thomas G. Pownall

                /s/ BRUCE D. GORCHOW
     -------------------------------------------       Director                       March 30, 2000
                  Bruce D. Gorchow

                /s/ JOSEPH A. STROUD
     -------------------------------------------       Director                       March 30, 2000
                  Joseph A. Stroud

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 30th day of March, 2000.

                                                       BURKE FLOORING PRODUCTS, INC.,
                                                       A CALIFORNIA CORPORATION

                                                       By:            /s/ THEODORE M. CLARK
                                                            -----------------------------------------
                                                                        Theodore M. Clark
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ THEODORE M. CLARK
     -------------------------------------------       President (Principal           March 30, 2000
                  Theodore M. Clark                      Executive Officer)

                /s/ STEPHEN G. GEANE                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 30, 2000
                  Stephen G. Geane                       Accounting Officer)

                   /s/ KEITH OSTER
     -------------------------------------------       Director                       March 30, 2000
                     Keith Oster

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 30th day of March, 2000.

                                                       BURKE RUBBER COMPANY, INC.,
                                                       A CALIFORNIA CORPORATION

                                                       By:            /s/ THEODORE M. CLARK
                                                            -----------------------------------------
                                                                        Theodore M. Clark
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ THEODORE M. CLARK
     -------------------------------------------       President (Principal           March 30, 2000
                  Theodore M. Clark                      Executive Officer)

                /s/ STEPHEN G. GEANE                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 30, 2000
                  Stephen G. Geane                       Accounting Officer)

                   /s/ KEITH OSTER
     -------------------------------------------       Director                       March 30, 2000
                     Keith Oster

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California on the 30th day of March, 2000.

                                                       BURKE CUSTOM PROCESSING, INC.,
                                                       A CALIFORNIA CORPORATION

                                                       By:            /s/ THEODORE M. CLARK
                                                            -----------------------------------------
                                                                        Theodore M. Clark
                                                                            PRESIDENT

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ THEODORE M. CLARK
     -------------------------------------------       President (Principal           March 30, 2000
                  Theodore M. Clark                      Executive Officer)

                /s/ STEPHEN G. GEANE                   Chief Financial Officer
     -------------------------------------------         (Principal Financial and     March 30, 2000
                  Stephen G. Geane                       Accounting Officer)

                   /s/ KEITH OSTER
     -------------------------------------------       Director                       March 30, 2000
                     Keith Oster

                                 EXHIBIT INDEX

 1.1 Purchase Agreement, dated April 17, 1998 between the Company and the Initial Purchaser.(1)

 2.1    Stock Purchase Agreement, dated as of March 5, 1998 among
          Burke, Sovereign and Mercer.(2)

 3.1    Articles of Incorporation of the Company.(3)

 3.2    Amended and Restated Articles of Incorporation of the
          Company.

 3.3    Certificate of Determination of Series C Cumulative
          Convertible Preferred Stock of the Company.(4)

 3.4    Bylaws of the Company.(3)

 3.5    Articles of Incorporation of Burke Flooring Products,
          Inc.(3)

 3.6    Bylaws of Burke Flooring Products, Inc.(3)

 3.7    Articles of Incorporation of Burke Rubber Company, Inc.(3)

 3.8    Bylaws of Burke Rubber Company, Inc.(3)

 3.9    Articles of Incorporation of Burke Custom Processing,
          Inc.(3)

 3.10   Bylaws of Burke Custom Processing, Inc.(3)

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

10.4 Registration Rights Agreement, dated August 20, 1997, between the Company and the Fixed Rate Note Holders.(3)

10.5 Loan and Security Agreement, dated as of August 20, 1997, between the Company, the Lenders and NationsBank, N.A.(3)

10.6    Amendment No. 1, Waiver Joinder Agreement to Loan Security
          Agreement, dated April 21, 1998, between the Company,
          Mercer and NationsBank, N.A.(1)

10.7    Form of Revolving Notes (included in Exhibit 10.6).(1)

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

10.21   Form of Warrant Certificate.(3)

10.22   Form of Election Form for Series C Preferred Stock.(1)

10.23   Management Agreement, dated August 20, 1997, between the
          Company and J.F. Lehman & Company.(3)

10.24 Lease Agreement, dated April 30, 1997, between the Company and Senter Properties, LLC for the premises at 2049 Senter
          Road, San Jose, CA.(3)

10.25 Lease Agreement, dated October 20, 1995, between the Company and Lincoln Property Company for the premises at 13767
          Freeway Drive, Santa Fe Springs, CA.(3)

10.26 Lease Agreement, dated April 25, 1983, between the Company and Donald M. Hypes for the premises at 14910 Carmenita
          Boulevard, Norwalk, CA.(3)

10.27   Lease Agreement, dated March 29, 1996, between S & M
          Development Co., a general partnership, for the premises at 13615 Excelsior Drive, Santa Fe Springs, CA.(3)

10.28   Lease Agreement, dated June 5, 1995, between the Company and
          Stephen S. Gray, the duly appointed Chapter 7 trustee of the Estate of Haskon Corporation, for the premises at 336
          Weir Street, Taunton, MA.(3)

10.29   Consent to sale of all of the outstanding shares of Mercer
          Products Company, Inc. to Burke Industries, Inc., dated
          March 20, 1998 by Land Co. Leasing & New Development Co.
          and related Standard/Industrial Commercial Single-Tenant
          Lease-Gross, dated June 22, 1994, as amended, between The
          Childs Family Trust u/t/a of April 30, 1981 and The A.G.
          Gardner Trust u/t/a of March 5, 1981 dba Landco and
          Mercer.(1)

10.30 Consent of Lessor dated April 21, 1998 and related Agreement of Lease dated December 1, 1998, as amended, between RTC
          Properties, Inc. and Mercer.(1)

10.31   Sublease Agreement, dated February 20, 1992, between Burke
          Rubber Company for the premises at 107 South Riverside
          Drive, Modesto, CA.(3)

10.32   Servicing Agreement, dated April 26, 1996, between the
          Company and Westland Technologies.(3)

10.33   Amendment No. 1 to the Stock Purchase Agreement, dated April
          21, 1998, among Burke, Sovereign and Mercer.(5)

10.34   Lease Agreement, dated April 15, 1998, between Robert
          Steele, et al and the Company, for the premises at 10039
          Norwalk Boulevard, Santa Fe Springs, CA.(5)

10.35 Management Services Agreement, dated as of June 18, 1998, between the Company and J.F. Lehman & Company.(5)

10.36 Amendment No. 1 to Management Agreement between the Company and J.F. Lehman & Company, dated as of June 18, 1998.(5)

10.37   Burke Industries, Inc. Executive Deferred Compensation
          Agreement.(5)

10.38   Burke Industries, Inc. 1997 Stock Option Plan.(5)

10.39   Form of Incentive Stock Option Agreement under the Burke
          Industries, Inc. 1997 Stock Option Plan

10.40   Burke Industries, Inc. 1997 Stock Option Plan Amended and
          Restated as of November 30, 1999.

10.41   Form of Incentive Stock Option Agreement under the Burke
          Industries, Inc. Amended and Restated 1997 Stock Option
          Plan.

10.42 Employment Agreement, dated as of September 16, 1999, by and between Theodore M. Clark and Burke Industries, Inc.

10.43   Letter Agreement, dated February 4, 2000, by and between
          Burke Industries, Inc. and Theodore M. Clark, amending Mr.
          Clark's employment agreement dated as of September 16, 1999.

10.44   Extension and First Amendment of Lease, dated as of January
          13, 1994, by and between RTC Properties, Inc. and Mercer
          Products Company, Inc.

10.45   Extension and Second Amendment of Lease, dated as of January
          23, 1995, by and between RTC Properties, Inc. and Mercer
          Products Company, Inc.

10.46 Third Amendment and Extension of Agreement of Lease, dated as of March 26, 1997, by and between RTC Properties, Inc.
          and Mercer Products Company, Inc.

10.47 Fourth Amendment of Lease, dated as of April 21, 1998, by and between RTC Properties, Inc. and Mercer Products Co.,
          Inc.

10.48   Lease Agreement, dated June 22, 1999, by and between
          ProLogis Trust and Burke Industries, Inc.

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

(4) Incorporated by reference to the Company's current report on Form 8-K, File No. 333-36675, as filed with the Securities and Exchange Commission on May 5, 1998.

(5) Incorporated by reference to the Company's 1998 annual report on Form 10-K, File No. 333-36675, as filed with the Securities and Exchange Commission on March 31, 1999.