Form 10-Q
period 2000-03-31
BURKE INDUSTRIES INC /CA/
filed 2000-05-12
CIK 1046777

================================================================================
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ------------

                                    FORM 10-Q

(MARK ONE)

  /X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                  For the quarterly period ended March 31, 2000

                                       OR

  / /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from__________to__________

                       COMMISSION FILE NUMBER 1-333-36675

                               -----------------

                             BURKE INDUSTRIES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             CALIFORNIA                                          94-3081144
  (State or other jurisdiction of                             (I.R.S. Employer
   incorporation or organization)                            Identification No.)

        13767 FREEWAY DRIVE
    SANTA FE SPRINGS, CALIFORNIA                                   90670
(Address of Principal Executive Offices)                         (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (800) 221-0923

                                 -----------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                      ---    ---.

         As of May 12, 2000, the number of shares outstanding of the Registrant's Common Stock was 3,894,500.

================================================================================

                             BURKE INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX

PART I             FINANCIAL INFORMATION                                                       PAGE NUMBER
Item 1             Financial Statements

                         Condensed Consolidated Statements of Operations for the three
                           months ended March 31, 2000 and April 2, 1999 (unaudited)                3

                         Condensed Consolidated Balance Sheets as of March 31, 2000
                           (unaudited) and December 31, 1999                                        4

                         Condensed Consolidated Statements of Cash Flows for the
                           three months ended March 31, 2000 and April 2, 1999
                           (unaudited)                                                              5

                         Notes to Condensed Consolidated Financial Statements
                             (unaudited)                                                           6-7

Item 2             Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                  8-10

Item 3             Quantitative and Qualitative Disclosures About Market Risk                      11

PART II            OTHER INFORMATION

Item 5                 Other Information                                                           12

Item 6                 Exhibits and Reports on Form 8-K                                            12

Signature                                                                                          13

PART I        FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)


                                                                           For the Three Month Period
                                                                                     Ended
                                                                      --------------------------------------
                                                                           March 31,            April 2,
                                                                             2000                 1999
                                                                      --------------------------------------
                                                                                   (Unaudited)
Net sales..................................................           $         27,654   $         28,828
Costs and expenses:........................................
     Cost of sales.........................................                     19,859             20,430
     Selling, general and administrative...................                      5,135              4,711
     Amortization of goodwill..............................                        504                504
                                                                        --------------------  -------------------
Income from operations.....................................                      2,156              3,183
Interest expense, net......................................                      3,921              3,738
                                                                        --------------------  -------------------
Income (loss) before income tax............................                     (1,765)              (555)
Income tax.................................................                         --               (221)
                                                                        --------------------  -------------------
Net loss...................................................           $         (1,765)  $           (334)
                                                                        ====================  ===================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  -------------       December 31,
                                                                                    March 31,             1999
                                                                                  -------------   (Derived from audited
                                                                                      2000         financial statements)
                                                                                   (Unaudited)    ----------------------
                                                                                  --------------
                                      ASSETS                                                (In Thousands)
Current Assets:
   Cash and cash equivalents...............................................         $  171             $  348
   Trade accounts receivable, less allowance of  $738 in 2000 and $658              15,154             13,627
    in 1999
   Inventories.............................................................         15,458             15,585
   Prepaid expenses and other current assets...............................            973              1,510
   Deferred income tax assets..............................................            503                503
                                                                                  --------            -------
     Total current assets..................................................         32,259             31,573
Property, Plant and Equipment:
   Land and improvements...................................................          2,107              2,107
   Buildings and improvements..............................................         11,210             11,210
   Equipment...............................................................         19,506             19,543
   Leasehold improvements..................................................          1,040              1,040
   Assets under capital leases.............................................          1,589              1,589
                                                                                  --------            -------
                                                                                    35,452             35,489
   Accumulated depreciation and amortization...............................         15,061             14,464
                                                                                  --------            -------
                                                                                    20,391             21,025
   Construction in process.................................................            585                419
                                                                                  --------            -------
     Total property, plant and equipment...................................         20,976             21,444
Other Assets:
Prepaid pension cost.......................................................            442                442
Goodwill, net..............................................................         27,214             27,718
Deferred financing costs, net..............................................          5,513              5,718
Other assets...............................................................            135                139
                                                                                  --------            -------
     Total other assets....................................................         33,304             34,017
                                                                                  --------            -------
           Total assets....................................................      $  86,539          $  87,034
                                                                                  ========            =======

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Revolving line of credit................................................          $ 6,547             $--
   Trade accounts payable and accrued expenses.............................            6,398            8,174
   Accrued compensation and related liabilities............................            1,848            1,743
   Accrued interest........................................................            2,028            5,528
   Payable to shareholders.................................................              785              785
   Capital lease obligations...............................................              514              514
   Income taxes payable....................................................              501              481
                                                                                    --------           -------
     Total current liabilities.............................................           18,621           17,225

Senior notes...............................................................          110,000          110,000
Floating notes.............................................................           30,000           30,000
Capital lease obligations, non-current                                                   544              669
Other non-current liabilities..............................................              443              444
Deferred income tax liabilities                                                        2,388            2,388
  Preferred stock, no par value; 50,000 shares authorized; 30,000 Series A
     Redeemable shares designated; 18,611 Series A shares issued and outstanding;
     5,000 Series B Redeemable shares designated; 2,326 Series B shares issued
     and outstanding (aggregate liquidation and redemption preference $18,000)        21,039           20,536

Shareholders' equity (deficit):
   Convertible preferred stock, no par value: 3,000 Series C shares
     designated, issued and outstanding (liquidation preference $3,000).....           3,000            3,000
   Class A common stock, no par value: Authorized shares-20,000,000
     issued and outstanding shares--3,894,500 in 2000 and 1999.                       25,708           25,708
Accumulated deficit.........................................................        (125,204)        (122,936)
                                                                                    --------          -------
   Total shareholders' equity (deficit).....................................         (96,496)         (94,228)
                                                                                    --------          -------
     Total liabilities and shareholders' equity (deficit)...................       $  86,539        $  87,034
                                                                                    ========          =======


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


                                                                               For the Three Month Period
                                                                                          Ended
                                                                             -------------------------------
                                                                              March 31, 2000    April 2,
                                                                                                  1999
                                                                              ------------------------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES

Net income...............................................................      $   (1,765)    $      (334)
Adjustments to reconcile net income to net cash used in operating activities:
   Depreciation and amortization:
      Property, plant and equipment......................................             597             527
      Goodwill...........................................................             504             504
      Debt financing costs...............................................             205             206
Other adjustments to reconcile net income to net cash used
   in operating activities...............................................          (6,136)         (2,744)
                                                                                -------------  --------------
Net cash used in operating activities....................................          (6,595)         (1,841)

INVESTING ACTIVITIES

Purchases of property, plant and equipment...............................            (129)           (764)
                                                                                -------------  --------------
Net cash used in investing activities....................................            (129)           (764)

FINANCING ACTIVITIES

Short term borrowings under revolving line of credit.....................           6,547             --
                                                                                -------------  --------------
Net cash provided by financing activities................................           6,547             --
                                                                                -------------  --------------
Decrease in cash.........................................................            (177)         (2,605)
Cash at beginning of period..............................................             348           2,981
                                                                                -------------  --------------
Cash at end of period....................................................      $      171     $       376
                                                                                =============  ==============


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

         1.       BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements of the Company have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The condensed consolidated balance sheet as of December 31, 1999 was derived from audited financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior year reclassifications have been made in order to conform to current year presentation.

         The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The Company also follows a thirteen-week quarterly cycle. The three-month periods ended on March 31, 2000 and April 2, 1999.

         2.       INVENTORIES

         Inventories consist of the following at the period ended:

                                                                      March 31,        December 31,
                                                                         2000              1999
                                                                    -------------     --------------
                                                                             (In thousands)
                                                                    --------------------------------
Raw materials...................................................       $5,663             $5,540
Work-in-process.................................................        2,727              1,861
Finished goods..................................................        7,068              8,184
                                                                    -------------     --------------
                                                                      $15,458            $15,585
                                                                    =============     ==============

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

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)


THREE MONTH PERIOD ENDED MARCH 31, 2000           Organic Products       Silicone Products             Total
                                                 --------------------  ----------------------  --------------------
                                                                       (Amounts in Thousands)
Revenues from external customers............         $15,268                   $12,386                 $27,654
Segment profit..............................           2,279                     1,304                   3,583

PROFIT
Total profit for reportable segments........                                                            $3,583
Unallocated items:
  Corporate general and administrative
    expenses................................                                                               923
  Amortization of goodwill related to the
    acquisition of Mercer...................                                                               504
  Interest expense, net.....................                                                             3,921
                                                                                               --------------------
Income before income taxes..................                                                           $(1,765)
                                                                                               ====================

THREE MONTH PERIOD ENDED APRIL 2, 1999            Organic Products        Silicone Products             Total
                                                 --------------------  ----------------------  --------------------
                                                                       (Amounts in Thousands)

Revenues from external customers............         $15,187                   $13,641                 $28,828
Segment profit..............................           2,534                     1,631                   4,165

PROFIT
Total profit for reportable segments........                                                            $4,165
Unallocated items:
  Corporate general and administrative
    expenses................................                                                               478
  Amortization of goodwill related to the
    acquisition of Mercer...................                                                               504
  Interest expense, net.....................                                                             3,738
                                                                                               --------------------
Income before income taxes..................                                                             $(555)
                                                                                               ====================


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

         The following table sets forth certain income statement information for the Company for the three month period ended March 31, 2000 compared to the three month period ended April 2, 1999:


                                                                      Fiscal First Quarter

                                              ---------------------------------------------------------------------
                                                March 31,      Percentage               April 2,      Percentage
                                                  2000        of Net Sales                1999       of Net Sales
                                              ---------------------------------------------------------------------
                                                                     (dollars in thousands)
Net sales:

     Aerospace and Defense Products.........         $7,630           27.6%                 $9,114           31.6%
     Flooring Products......................         11,494           41.6%                 11,151           38.7%
     Commercial Products....................          8,530           30.8%                  8,563           29.7%
                                              ------------------------------        -------------------------------
Net sales...................................         27,654          100.0%                 28,828          100.0%
Cost of sales...............................         19,859           71.8%                 20,430           70.9%
                                              ------------------------------        -------------------------------
Gross profit................................          7,795           28.2%                  8,398           29.1%
Selling, general and
  administrative expenses...................          5,135           18.6%                  4,711           16.3%
Amortization of goodwill....................            504            1.8%                    504            1.7%
                                              ------------------------------        -------------------------------
Income from operations......................          2,156            7.8%                  3,183           11.1%
Interest expense............................          3,921           14.2%                  3,738           13.1%
                                              ------------------------------        -------------------------------
Loss before income tax benefit.............         (1,765)           -6.4%                  (555)           -2.0%
Income tax benefit..........................            --               --                  (221)           -0.8%
                                              ------------------------------        -------------------------------
Net loss...................................        ($1,765)           -6.4%                 ($334)           -1.2%
                                              ==============================        ===============================


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

         NET SALES. Total net sales decreased 4.1%, from $28.8 million for the three month period ended April 2, 1999 to $27.7 million for the same period in 2000. Aerospace and Defense Products sales decreased 16.3%, from $9.1 million for the three month period ended April 2, 1999 to $7.6 million for the same period in 2000, due to decreases in demand for commercial products, which were partially offset by increases in demand for military products. Flooring Products net sales increased 3.1%, from $11.2 million for the three month period ended April 2, 1999 to $11.5 million for the same period in 2000, due to higher demand for vinyl flooring and cove base products. Commercial Products sales decreased 0.4%, from $8.6 million for the three month period ended April 2, 1999 to $8.5 million for the same period in 2000. The small decrease in sales as compared to the prior year was the result of slow demand for the Company's organic roofing products, which was offset by stronger demand for the Company's commercial silicone hose and specialty products.

         COST OF SALES. Cost of sales decreased 2.8%, from $20.4 million for the three-month period ended April 2, 1999 to $19.9 million for the same period in 2000, due to the decrease in net sales. As a percentage of net sales, gross profit decreased from 29.1% for the three-month period ended April 2, 1999 to 28.2% for the same period in 2000. The year on year reduction in net sales of aerospace and defense products, which have a high proportion of fixed operating expenses, was the primary cause of the decrease in gross profit percent. This impact was partially offset by an improved sales mix resulting from the increase in net sales of higher margin flooring products.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 9.0%, from $4.7 million for the three month period ended April 2, 1999 to $5.1 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expenses increased from 16.3% for the three month period ended April 2, 1999 to 18.6% for the same period in 2000. The increase in expenses was due to increased shipping and warehousing costs and one-time costs associated with the recent management reorganization within the Company.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was $0.5 million for the three month period ended March 31, 2000, which was unchanged from the same period in 1999.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 32.3%, from $3.2 million for the three-month period ended April 2, 1999 to $2.2 million for the same period in 2000.

         INTEREST EXPENSE. Interest expense increased from $3.7 million for the three-month period ended April 2, 1999 to $3.9 million for the same period in 1999. The increase is due to the debt service associated with the Company's use of its Revolving Credit Facility during the quarter, and the interest expense associated with the capital lease for the Company's new computer system which was entered into in March of 1999.

         NET INCOME. As a result of the above factors, net loss increased from $0.3 million for the three-month period ended April 2, 1999 to a loss of $1.8 million for the same period in 2000.

INCOME TAX PROVISION (BENEFIT)

         For the three-month period ended March 31, 2000, the Company did not record an income tax provision due to operating losses.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital and capital expenditures related to asset acquisitions and internal growth.

         CAPITAL REQUIREMENTS. The Company expects to spend approximately $2.0 million during 2000 on capital expenditures not directly related to acquisitions. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company anticipates that its principal use of cash during 2000 will be working capital requirements, capital expenditures and debt service requirements. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility (described below), will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company is exposed to market risks related to fluctuations in interest rates on its Senior and Floating rate notes. The Company does not currently use interest rate swaps or other types of derivative financial instruments.

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

PART II       OTHER INFORMATION

ITEM 5.       OTHER INFORMATION.

         Effective March 1, 2000, Stephen G. Geane became the Company's Chief Financial Officer. Mr. Geane replaced David Worthington, Vice President -- Finance, who resigned effective March 31, 2000.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.          DESCRIPTION
              3.1                  Amended and Restated Articles of Incorporation of the Company (1)
              3.2                  By-laws of the Company (1)
              10.1                  Letter Agreement, dated February 4, 2000, by and between Burke Industries,
                                   Inc. and Theodore M. Clarke, amending Mr. Clarke's employment agreement dated as of September 16, 1999. (2)

              10.2                  Employment Agreement effective as of March 29, 2000, by and between Stephen
                                   G. Geane and Burke Industries, Inc.
              10.3                  Employment Agreement effective as of March 22, 2000, by and between Elliot
                                   S. Stein and Burke Industries, Inc.
              27                   Financial Data Schedule

              ----------------------------

              (1) Incorporated by reference to the Company's Registration
                  Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on September 29, 1997, as amended.

              (2) Incorporated by reference to the Company's annual report on
                  Form 10-K, File No. 333-36675, as filed with the Securities and Exchange Commission on March 30, 2000.

              (b)   REPORTS ON FORM 8-K

              The Company filed no reports on Form 8-K during the three months ended March 31, 2000.


The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Fe Springs, State of California on the 12th day of May, 2000.

                                        BURKE INDUSTRIES, INC.

                                        By:      /s/ Stephen G. Geane
                                                 ------------------------
                                                 Stephen G. Geane
                                                 Chief Financial Officer