Form 10-Q
period 2000-06-30
BURKE INDUSTRIES INC /CA/
filed 2000-08-14
CIK 1046777

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                                   (MARK ONE)
           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
                  For the quarterly period ended June 30, 2000

                                       OR

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from      to
                                                  ----    ----

                       COMMISSION FILE NUMBER 1-333-36675

                             --------------------

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

                             --------------------

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

         As of August 14, 2000, the number of shares outstanding of the Registrant's Common Stock was 3,894,500.

===============================================================================

                             BURKE INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX


PART I             FINANCIAL INFORMATION                                                       PAGE NUMBER
Item 1             Financial Statements

                         Condensed Consolidated Statements of Operations for the
                           three months and six months ended June 30, 2000 and
                           July 2, 1999 (unaudited)                                                              3

                         Condensed Consolidated Balance Sheets as of June 30, 2000
                           (unaudited) and December 31, 1999                                        4

                         Condensed Consolidated Statements of Cash Flows for the
                           six months ended June 30, 2000 and July 2, 1999
                           (unaudited)                                                              5

                         Notes to Condensed Consolidated Financial Statements (unaudited)          6-7

Item 2             Management's Discussion and Analysis of Financial Condition and Results
                   of Operations                                                                  8-11

Item 3             Quantitative and Qualitative Disclosures About Market Risk                      12

PART II            OTHER INFORMATION

Item 6                 Exhibits and Reports on Form 8-K                                            12

Signature                                                                                          13

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)

                                                   For the Three Month Period Ended          For the Six Month Period Ended
                                                  June 30, 2000         July 2, 1999        June 30, 2000       July 2, 1999
                                               ------------------   -------------------   -----------------   ----------------
                                                                                (Unaudited)
Net sales...........................           $         27,197       $         28,427     $       54,851      $       57,061
Costs and expenses:.................
      Cost of sales.................                     18,996                 20,245             38,855              40,675
     Selling, general and
     administrative.................                      5,187                  4,181             10,322               8,698
     Amortization of goodwill.......                        505                    505              1,009               1,009
                                               ------------------   -------------------   -----------------   ----------------
Income from operations..............                      2,509                  3,496              4,665               6,679
Interest expense, net...............                      4,017                  3,798              7,938               7,536
                                               ------------------   -------------------   -----------------   ----------------
(Loss) before income tax benefit....                     (1,508)                  (302)            (3,273)               (857)
Income tax benefit..................                       ----                   (121)              ----                (342)
                                               ------------------   -------------------   -----------------   ----------------
Net loss............................           $         (1,508)      $           (181)    $       (3,273)     $         (515)
                                               ==================   ===================   =================   ================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                               December 31,
                                                                                       June 30,                    1999
                                                                                         2000             (Derived from  audited
                                                                                     (Unaudited)           financial statements)
                                                                                -----------------------  -----------------------
                                      ASSETS                                                    (In Thousands)
Current Assets:
   Cash and cash equivalents...........................................              $     154                 $     348
   Trade accounts receivable, less allowance of  $854 in 2000 and
     $658 in 1999......................................................                 15,133                    13,627
   Inventories.........................................................                 15,813                    15,585
   Prepaid expenses and other current assets...........................                  1,427                     1,510
   Deferred income tax assets..........................................                    503                       503
                                                                                -----------------------  -----------------------
     Total current assets..............................................                 33,030                    31,573
Property, Plant and Equipment:
   Land and improvements...............................................                  2,107                     2,107
   Buildings and improvements..........................................                 11,210                    11,210
   Equipment...........................................................                 19,543                    19,543
   Leasehold improvements..............................................                  1,040                     1,040
   Assets under capital leases.........................................                  1,589                     1,589
                                                                                -----------------------  -----------------------
                                                                                        35,489                    35,489
   Accumulated depreciation and amortization...........................                 15,678                    14,464
                                                                                -----------------------  -----------------------
                                                                                        19,811                    21,025
   Construction in process.............................................                    841                       419
                                                                                -----------------------  -----------------------
     Net property, plant and equipment.................................                 20,652                    21,444
Other Assets:
Prepaid pension cost...................................................                    442                       442
Goodwill, net..........................................................                 26,709                    27,718
Deferred financing costs, net..........................................                  5,307                     5,718
Other assets...........................................................                    135                       139
                                                                                -----------------------  -----------------------
     Total other assets................................................                 32,593                    34,017
                                                                                -----------------------  -----------------------
           Total assets................................................              $  86,275                 $  87,034
                                                                                =======================  =======================

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Revolving line of credit............................................              $   4,728                 $      --
   Trade accounts payable and accrued expenses.........................                  6,764                     8,174
   Accrued compensation and related liabilities........................                  1,405                     1,743
   Accrued interest....................................................                  5,615                     5,528
   Payable to shareholders.............................................                    785                       785
   Capital lease obligations...........................................                    514                       514
   Income taxes payable................................................                    222                       481
                                                                                -----------------------  -----------------------
     Total current liabilities.........................................                 20,033                    17,225

Senior notes...........................................................                110,000                   110,000
Floating notes.........................................................                 30,000                    30,000
Capital lease obligations, non-current                                                     375                       669
Other non-current liabilities..........................................                    444                       444
Deferred income tax liabilities........................................                  2,388                     2,388

Preferred stock, no par value; 50,000 shares authorized; 30,000
Series A Redeemable shares designated; 18,611 Series A shares issued and outstanding; 5,000 Series B Redeemable shares designated;
2,326 Series B shares issued and outstanding (aggregate liquidation
and redemption preference $18,000).....................................                 21,696                    20,536
Shareholders' equity (deficit):
   Convertible preferred stock, no par value: 3,000 Series C shares designated, issued and outstanding (liquidation preference
     $3,000)...........................................................                  3,000                     3,000
   Class A common stock, no par value: Authorized shares-20,000,000
     issued and outstanding shares--3,894,500 in 2000 and 1999.........                 25,708                    25,708
Accumulated deficit....................................................               (127,369)                 (122,936)
                                                                                -----------------------  -----------------------
   Total shareholders' equity (deficit)................................                (98,661)                  (94,228)
                                                                                -----------------------  -----------------------
     Total liabilities and shareholders' equity (deficit)..............              $  86,275                 $  87,034
                                                                                =======================  =======================

The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                               For the Six Month Period
                                                                                         Ended
                                                                             -----------------------------
                                                                                June 30,        July 2,
                                                                                  2000           1999
                                                                             -------------   -------------
                                                                                       (Unaudited)
OPERATING ACTIVITIES
Net (loss)                                                                       $(3,273)     $  (515)
Adjustments to reconcile net (loss) to net cash used in operating activities:
   Depreciation and amortization:
      Property, plant and equipment                                                1,214        1,039
      Goodwill                                                                     1,009        1,009
      Debt financing costs                                                           411          412
Other adjustments to reconcile net (loss) to net cash used
   in operating activities                                                        (3,861)      (2,691)
                                                                             -------------   -------------
Net cash used in operating activities                                             (4,500)        (746)

INVESTING ACTIVITIES

Purchases of property, plant and equipment                                          (422)      (1,500)
                                                                             -------------   -------------
Net cash used in investing activities                                               (422)      (1,500)

FINANCING ACTIVITIES
Issuance of preferred stock                                                           --          244
Borrowings under revolving line of credit                                          9,228           --
Repayments under revolving line of credit                                         (4,500)          --
                                                                             -------------   -------------
Net cash provided by financing activities                                          4,728          244
                                                                             -------------   -------------
Decrease in cash                                                                    (194)      (2,002)
Cash at beginning of period                                                          348        2,981
                                                                             -------------   -------------
Cash at end of period                                                            $   154      $   979
                                                                             =============   =============

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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior year reclassifications have been made in order to conform to current year presentation.

         The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The Company also follows a thirteen-week quarterly cycle. The six-month periods ended on June 30, 2000 and July 2, 1999.

         2.       INVENTORIES

         Inventories consist of the following at the period ended:

                                                                       June 30,        December 31,
                                                                         2000              1999
                                                                    -------------     --------------
                                                                             (In thousands)
Raw materials...................................................      $ 5,001            $ 5,540
Work-in-process.................................................        1,982              1,861
Finished goods..................................................        8,830              8,184
                                                                    -------------     --------------
                                                                      $15,813            $15,585
                                                                    =============     ==============

         3.       SEGMENT INFORMATION

         The Company has two reportable business segments: BurkeMercer (organic products) and Engineered Polymers (silicone products). The BurkeMercer division produces and distributes rubber and vinyl wall base, other floor covering accessory products, flexible membranes and other organic rubber products. The Engineered Polymers division produces and distributes precision silicone seals and other products used on commercial and military aircraft as well as high performance silicone truck and bus engine hoses and other silicone rubber products.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                  BurkeMercer           Engineered Polymers            Total
                                                  ------------         ----------------------        -----------
                                                                       (Amounts in Thousands)
THREE MONTH PERIOD ENDED JUNE 30, 2000
Revenues from external customers............         $16,060                   $11,137                 $27,197
Segment profit..............................           3,007                     1,122                   4,129

THREE MONTH PERIOD ENDED JULY 2, 1999
Revenues from external customers............         $16,165                   $12,262                 $28,427
Segment profit..............................           3,051                     1,206                   4,257

SIX MONTH PERIOD ENDED JUNE 30, 2000
Revenues from external customers............         $31,328                   $23,523                 $54,851
Segment profit..............................           5,286                     2,426                   7,712

SIX MONTH PERIOD ENDED JULY 2, 1999
Revenues from external customers............         $31,158                   $25,903                 $57,061
Segment profit..............................           5,585                     2,837                   8,422


                                                  FOR THE THREE MONTH PERIOD            FOR THE SIX MONTH PERIOD
                                                             ENDED                                ENDED
                                                JUNE 30, 2000    JULY 2, 1999       JUNE 30, 2000      JULY 2, 1999
                                                -------------    ------------       -------------      ------------
PROFIT
Total profit for reportable segments               $4,129           $4,257              $7,712            $8,422
Unallocated items:
  Corporate general and administrative
expenses                                            1,115              256               2,038               734
  Amortization of goodwill related to the
  Mercer acquisition                                  505              505               1,009             1,009
  Interest expense, net                             4,017            3,798               7,938             7,536
                                                -------------    ------------       -------------      ------------
(Loss) before income taxes                        ($1,508)           ($302)            ($3,273)            ($857)
                                                =============    ============       =============      ============

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

RESULTS OF OPERATIONS

         The Company operates within one industry segment, elastomer products, and is organized into two business segments: BurkeMercer and Engineered Polymers. The Company's products are organized into three product groups:
Aerospace and Defense Products, which produces precision silicone seals and other products used on commercial and military aircraft; Flooring Products, which produces and distributes rubber and vinyl cove base and other floor covering accessory products; and Commercial Products, which produces various intermediate and finished silicone and organic rubber products.

         The following table sets forth certain income statement information for the Company for the three month period ended June 30, 2000 compared to the three month period ended July 2, 1999:

                                                                     Fiscal Second Quarter
                                              =====================================================================
                                                                 Percentage                             Percentage
                                                     2000       of Net Sales                1999       of Net Sales
                                              =====================================================================
                                                                     (dollars in thousands)
Net sales:
     Aerospace and Defense Products.........         $6,565           24.1%                 $7,812           27.5%
     Flooring Products.......................        11,936           43.9%                 12,188           42.9%
     Commercial Products.....................         8,696           32.0%                  8,427           29.6%
                                              ------------------------------        -------------------------------
Net sales....................................        27,197          100.0%                 28,427          100.0%
Cost of sales................................        18,996           69.9%                 20,245           71.2%
                                              ------------------------------        -------------------------------
Gross profit.................................         8,201           30.1%                  8,182           28.8%
Selling, general and
  administrative expenses....................         5,187           19.1%                  4,181           14.7%
Amortization of goodwill.....................           505            1.8%                    505            1.8%
                                              ------------------------------        -------------------------------
Income from operations.......................         2,509            9.2%                  3,496           12.3%
Interest expense.............................         4,017           14.7%                  3,798           13.4%
                                              ------------------------------        -------------------------------
Loss before income tax benefit                       (1,508)          -5.5%                   (302)          -1.1%
Income tax provision (benefit)                          ---             ---                   (121)          -0.4%
                                              ------------------------------        -------------------------------
Net loss....................................        ($1,508)          -5.5%                  ($181)          -0.7%
                                              ==============================        ===============================


                                                                       Fiscal Six Months
                                              =====================================================================
                                                              Percentage                             Percentage
                                                  2000       of Net Sales                1999       of Net Sales
                                              =====================================================================
                                                                     (dollars in thousands)
Net sales:
     Aerospace and Defense Products.........        $14,195           25.9%                $16,926           29.7%
     Flooring Products.......................        23,430           42.7%                 23,145           40.6%
     Commercial Products.....................        17,226           31.4%                 16,990           29.7%
                                              ------------------------------        -------------------------------
Net sales....................................        54,851          100.0%                 57,061          100.0%
Cost of sales................................        38,855           70.8%                 40,675           71.3%
                                              ------------------------------        -------------------------------
Gross profit.................................        15,996           29.2%                 16,386           28.7%
Selling, general and
  administrative expenses....................        10,322           18.8%                  8,698           15.2%
Amortization of goodwill.....................         1,009            1.8%                  1,009            1.8%
                                              ------------------------------        -------------------------------
Income from operations.......................         4,665            8.6%                  6,679           11.7%
Interest expense.............................         7,938           14.5%                  7,536           13.2%
                                              ------------------------------        -------------------------------
Loss before income tax benefit..............         (3,273)          -5.9%                   (857)          -1.5%

Income tax benefit...........................      --                    --                   (342)          -0.6%
                                              ------------------------------        -------------------------------
Net loss....................................        ($3,273)          -5.9%                  ($515)          -0.9%
                                              ==============================        ===============================


COMPARISON OF THE THREE-MONTH PERIOD ENDED JUNE 30, 2000 VERSUS THE THREE-MONTH PERIOD ENDED JULY 2, 1999.

         NET SALES. Total net sales decreased 4.3%, from $28.4 million for the three-month period ended July 2, 1999 to $27.2 million for the same period in 2000. Aerospace and Defense Products sales decreased 16.0%, from $7.8 million for the three-month period ended July 2, 1999 to $6.6 million for the same period in 2000, due to a decrease in demand for commercial and military products. Flooring Products net sales decreased 2.1% from $12.2 million for the three-month period ended July 2, 1999 to $11.9 million for the same period in 2000, due to lower demand for vinyl flooring and cove base products. Commercial Products sales increased 3.2%, from $8.4 million for the three-month period ended July 2, 1999 to $8.7 million for the same period in 2000. The increase in sales as compared to the prior year was the result of stronger demand for commercial silicone specialty products.

         COST OF SALES. Cost of sales decreased 6.2%, from $20.2 million for the three-month period ended July 2, 1999 to $19.0 million for the same period in 2000. As a percentage of net sales, gross profit increased from 28.8% for the three-month period ended July 2, 1999 to 30.1% for the same period in 2000. The improved gross profit percentage was due to an improved sales mix resulting from a greater proportion of net sales of higher margin Flooring and Commercial Products in the three-month period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.1%, from $4.2 million for the three-month period ended July 2, 1999 to $5.2 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expenses increased from 14.7% for the three-month period ended July 2, 1999 to 19.1% for the same period in 2000. The increase in expenses was due to increased shipping and warehousing costs and one-time expenses associated with the recent management reorganization within the Company.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was $0.5 million for the three-month period ended June 30, 2000, which was unchanged from the same period in 1999.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 28.2%, from $3.5 million for the three-month period ended July 2, 1999 to $2.5 million for the same period in 2000.

         INTEREST EXPENSE. Interest expense increased from $3.8 million for the three-month period ended July 2, 1999 to $4.0 million for the same period in 2000. The increase is due to the Company's use of its Credit Facility during the quarter, and the interest expense associated with the capital lease for the Company's new computer system which was entered into in March of 1999.

         NET LOSS. As a result of the above factors, net loss increased from $0.2 million for the three-month period ended July 2, 1999 to a loss of $1.5 million for the same period in 2000.


COMPARISON OF THE SIX-MONTH PERIOD ENDED JUNE 30, 2000 VERSUS THE SIX-MONTH PERIOD ENDED JULY 2, 1999.

         NET SALES. Total net sales decreased 3.9%, from $57.1 million for the six-month period ended July 2, 1999 to $54.9 million for the same period in 2000. Aerospace and Defense Products sales decreased 16.1%, from $16.9 million for the six-month period ended July 2, 1999 to $14.2 million for the same period in 2000, due to decreases in demand for commercial and military products. Flooring Products net sales increased 1.2%, from $23.1 million for the six-month period ended July 2, 1999 to $23.4 million for the same period in 2000, due to higher demand for both vinyl and rubber flooring and cove base products. Commercial Products sales increased 1.4%, from $17.0 million for the six-month period ended July 2, 1999 to $17.2 million for the same period in 2000. The increase in sales as compared to the prior year was the result of higher demand for the Company's commercial silicone specialty products.

         COST OF SALES. Cost of sales decreased 4.5%, from $40.7 million for the six-month period ended July 2, 1999 to $38.9 million for the same period in 2000, due primarily to the decrease in net sales. As a percentage of net sales, gross profit increased from 28.7% for the six-month period ended July 2, 1999 to 29.2% for the same period in 2000. The increase in gross profit percentage was due to an improved sales mix resulting from a higher proportion of net sales of the higher margin Flooring and Commercial Products in the six month period. The improved sales mix helped offset the impact of the year on year reduction in net sales of Aerospace and Defense products, which have a high proportion of fixed operating expenses.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 18.7%, from $8.7 million for the six-month period ended July 2, 1999 to $10.3 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expenses increased from 15.2% for the six-month period ended July 2, 1999 to 18.8% for the same period in 2000. The increase in expenses was due to increased shipping and warehousing costs and one-time costs associated with the recent management reorganization within the Company.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was $1.0 million for the six-month period ended June 30, 2000, which was unchanged from the same period in 1999.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 30.2%, from $6.7 million for the six-month period ended July 2, 1999 to $4.7 million for the same period in 2000.

         INTEREST EXPENSE. Interest expense increased from $7.5 million for the six-month period ended July 2, 1999 to $7.9 million for the same period in 2000. The increase is due to the debt service associated with the Company's use of its Credit Facility during the quarter, and the interest expense associated with the capital lease for the Company's new computer system which was entered into in March of 1999.

         NET LOSS. As a result of the above factors, net loss increased from $0.5 million for the six-month period ended July 2, 1999 to a loss of $3.3 million for the same period in 2000.

INCOME TAX PROVISION (BENEFIT)

         For the three and six month periods ended June 30, 2000, the Company did not record an income tax provision due to operating losses.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, capital expenditures for property, plant and equipment, internal growth and debt service.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As reported by the Company in its Annual Report on Form 10-K for the fiscal year ended December 31, 1999, the Company is exposed to market risks related to fluctuations in interest rates on its Senior and Floating-Rate Notes. The Company does not currently use interest rate swaps or other types of derivative financial instruments.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.          DESCRIPTION

               3.1 Amended and Restated Articles of Incorporation of the Company (1)

               3.2  By-laws of the Company (1)

               10.1 Letter Agreement, dated June 11, 2000, modifying and
                    amending the Lease, dated November 17, 1995, by and between Donald M. Hypes Trust dated April 25, 1983 and Burke Industries, Inc.

               10.2 Amendment to Lease, made and entered into as of July 19,
                    2000, by and between The Stern Westwood & Santa Fe Springs Family Limited Partnership and Burke Industries, Inc.

               10.3 Extension and Fifth Amendment of Lease, dated as of
                    February 23, 2000, by and between RTC Properties, Inc. and Burke Industries, Inc.

               27   Financial Data Schedule

              ----------------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on September 29, 1997, as amended.

(b)      REPORTS ON FORM 8-K

              The Company filed no reports on Form 8-K during the six months ended June 30, 2000.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Fe Springs, State of California on the 14th day of August, 2000.

                               BURKE INDUSTRIES, INC.


                               By:      /s/ STEPHEN G. GEANE
                                        -----------------------

                                        Stephen G. Geane
                                        Chief Financial Officer