Form 10-Q
period 2000-09-29
BURKE INDUSTRIES INC /CA/
filed 2000-11-20
CIK 1046777

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q


(MARK ONE)
  |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED
              For the quarterly period ended September 29, 2000

                                      OR

  |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

               For the transition period from     to
                                             -----  -----

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

         As of November 20, 2000, the number of shares outstanding of the Registrant's Common Stock was 3,894,500.

================================================================================

                             BURKE INDUSTRIES, INC.

                          QUARTERLY REPORT ON FORM 10-Q

                                      INDEX



PART I             FINANCIAL INFORMATION                                                             PAGE NUMBER
------             ---------------------                                                             -----------
Item 1             Financial Statements

                         Condensed Consolidated Statements of Operations for the three months
                           and nine months ended September 29, 2000 and October 1, 1999                   3
                           (unaudited)

                         Condensed Consolidated Balance Sheets as of September 29, 2000
                           (unaudited) and December 31, 1999                                              4

                         Condensed Consolidated Statements of Cash Flows for the
                           nine months ended September 29, 2000 and October 1,
                           1999 (unaudited)                                                               5

                         Notes to Condensed Consolidated Financial Statements (unaudited)
                                                                                                         6-7

Item 2             Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                            8-11

Item 3             Quantitative and Qualitative Disclosures About Market Risk                             12

PART II            OTHER INFORMATION

Item 6             Exhibits and Reports on Form 8-K                                                       12

Signature                                                                                                 13


PART I   FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (DOLLARS IN THOUSANDS)





                                            For the Three Month Period Ended          For the Nine Month Period Ended
                                           Sept. 29, 2000        Oct. 1, 1999        Sept. 29, 2000          Oct. 1, 1999
                                           --------------------------------------------------------------------------------
                                                                                (Unaudited)
Net sales......................           $         26,641     $         26,833     $         81,492      $         83,894
Costs and expenses:
     Cost of sales............                      19,561               19,918               58,416                60,593
     Selling, general and
     administrative............                      6,321                4,637               16,643                13,335
     Amortization of goodwill..                        504                  504                1,513                 1,513
                                          -------------------  -----------------    -----------------      ----------------

Income from operations.........                        255                1,774                4,920                 8,453
Interest expense, net..........                      3,674                3,600               11,612                11,136
                                          -------------------  -----------------    -----------------      ----------------
Loss before income tax
benefit........................                     (3,419)              (1,826)              (6,692)               (2,683)

Income tax benefit.............                       (144)                ----                 (144)                 (342)
                                          -------------------  -----------------    -----------------      ----------------
Net income (loss)..............           $         (3,275)    $         (1,826)    $         (6,548)     $         (2,341)
                                          ===================  =================    =================      ================


















    The accompanying Notes to Condensed Consolidated Financial Statements
                 are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)





                                                                                      Sept. 29, 2000        Dec. 31, 1999
                                                                                     ----------------   ---------------------
                                                                                                        (Derived from audited
                                                                                       (Unaudited)      financial statements)
                                                                                     ----------------   ---------------------
                                   ASSETS                                                        (In Thousands)
Current Assets:
   Cash and cash equivalents..................................................            $  875                   $  348
   Trade accounts receivable, less allowance of $750 in 2000 and $658 in 1999.            14,027                   13,627
   Inventories................................................................            16,959                   15,585
   Prepaid expenses and other current assets..................................             1,780                    1,510
   Deferred income tax assets.................................................               503                      503
                                                                                     -----------               ----------
     Total current assets.....................................................            34,144                   31,573
Property, Plant and Equipment                                                             35,634                   35,489
   Accumulated depreciation and amortization..................................            16,314                   14,464
                                                                                     -----------               ----------
                                                                                          19,320                   21,025
   Construction in process....................................................             1,077                      419
                                                                                     -----------               ----------
     Net property, plant and equipment........................................            20,397                   21,444
Other Assets:
Prepaid pension cost..........................................................               442                      442
Goodwill, net.................................................................            26,205                   27,718
Deferred financing costs, net.................................................             5,101                    5,718
Other assets..................................................................               145                      139
                                                                                     -----------               ----------
     Total other assets.......................................................            31,893                   34,017
                                                                                     -----------               ----------
           Total assets.......................................................         $  86,434                $  87,034
                                                                                     ===========               ==========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
   Revolving line of credit...................................................             $8,729                $--
   Trade accounts payable and accrued expenses................................              9,335                   8,174
   Accrued compensation and related liabilities...............................              2,143                   1,743
   Accrued interest...........................................................              1,834                   5,528
   Payable to shareholders....................................................                785                     785
   Capital lease obligations..................................................                514                     514
   Income taxes payable.......................................................                214                     481
                                                                                     ------------               ---------
     Total current liabilities................................................             23,554                  17,225

Senior notes..................................................................            110,000                 110,000
Floating notes................................................................             30,000                  30,000
Capital lease obligations, non-current .......................................                244                     669
Other non-current liabilities.................................................                488                     444
Deferred income tax liabilities...............................................              2,388                   2,388
Preferred stock, no par value; 50,000 shares authorized; 30,000 Series A
    Redeemable shares designated; 22,744 Series A shares issued and outstanding;
    5,000 Series B Redeemable shares designated; 2,847 Series B shares issued and outstanding (aggregate liquidation and redemption preference
    $18,000)..................................................................             23,758                  20,536
Shareholders' equity (deficit):
   Convertible preferred stock, no par value: 3,000 Series C shares designated,
      issued and outstanding (liquidation preference $3,000)..................              3,000                   3,000
   Class A common stock, no par value: Authorized shares--20,000,000
      issued and outstanding shares--3,894,500 in 2000 and 1999.                           25,708                  25,708
   Accumulated deficit........................................................           (132,706)               (122,936)
                                                                                     ------------               ---------
    Total shareholders' equity (deficit)......................................           (103,998)                (94,228)
                                                                                     ------------               ---------
    Total liabilities and shareholders' equity (deficit)......................         $   86,434              $   87,034
                                                                                     ============              ==========



     The accompanying Notes to Condensed Consolidated Financial Statements
                   are an integral part of these statements.

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                                For the Nine Month Period Ended
                                                                               ----------------------------------
                                                                               Sept. 29, 2000       Oct. 1, 1999
                                                                               ----------------------------------
                                                                                           (Unaudited)
OPERATING ACTIVITIES
Net loss.................................................................      $   (6,548)        $   (2,341)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization:
      Property, plant and equipment......................................           1,850              1,546
      Goodwill...........................................................           1,513              1,513
      Debt financing costs...............................................             617                618
   Other adjustments to reconcile net loss to net cash used
      in operating activities............................................          (4,831)            (2,281)
                                                                                -------------      -----------
Net cash used in operating activities....................................          (7,399)              (945)

INVESTING ACTIVITIES
Purchases of property, plant and equipment...............................            (803)            (2,080)
                                                                                -------------      -----------
Net cash used in investing activities....................................            (803)            (2,080)


FINANCING ACTIVITIES
Net borrowings under revolving line of credit............................           8,729               ----
Exercise of stock options................................................            ----                244
                                                                                -------------      -----------
Net cash provided by financing activities................................           8,729                244
                                                                                -------------      -----------
Increase in cash and cash equivalents....................................             527             (2,781)
Cash and cash equivalents at beginning of period.........................             348              2,981
                                                                                -------------      -----------

Cash and cash equivalents at end of period...............................      $      875         $      200
                                                                                =============      ===========



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

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations for the three and nine months ended September 29, 2000 are not necessarily indicative of the results to be expected for the full year. Certain prior year reclassifications have been made in order to conform to current year presentation.

         The Company uses a 52 to 53-week fiscal year ending on the Friday closest to December 31. The Company also follows a thirteen-week quarterly cycle. The nine-month periods ended on September 29, 2000 and October 1, 1999.

         2.       INVENTORIES

         Inventories consist of the following at the period ended:



                                                                   Sept. 29, 2000     Dec. 31, 1999
                                                                   --------------------------------
                                                                            (In thousands)
                                                                   --------------------------------
Raw materials...................................................       $5,397             $5,540
Work-in-process.................................................        1,963              1,861
Finished goods..................................................        9,599              8,184
                                                                   ---------------  ---------------
                                                                      $16,959            $15,585
                                                                   ===============  ===============

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

                     BURKE INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)




                                                        BurkeMercer         Engineered Polymers             Total
                                                       ----------------   --------------------------   ------------
                                                                            (Amounts in Thousands)
THREE MONTH PERIOD ENDED SEPTEMBER 29, 2000
Revenues from external customers............            $16,677                     $9,964                 $26,641
Segment profit (loss).......................              2,788                       (515)                  2,273

THREE MONTH PERIOD ENDED OCTOBER 1, 1999
Revenues from external customers............            $17,499                     $9,334                 $26,833
Segment profit (loss).......................              3,407                       (527)                  2,880

NINE MONTH PERIOD ENDED SEPTEMBER 29, 2000
Revenues from external customers............            $48,005                    $33,487                 $81,492
Segment profit..............................              8,074                      1,911                   9,985

NINE MONTH PERIOD ENDED OCTOBER 1, 1999
Revenues from external customers............            $48,657                    $35,237                 $83,894
Segment profit..............................              8,992                      2,310                  11,302



                                                      FOR THE THREE MONTH PERIOD             FOR THE NINE MONTH PERIOD
                                                                ENDED                                  ENDED
                                                    SEPT. 29, 2000    OCT. 1, 1999      SEPT. 29, 2000       OCT. 1, 1999
                                                    --------------    ------------      --------------       ------------
PROFIT
Total profit for reportable segments                        $2,273          $2,880               $9,985           $11,302
Unallocated items:
  Corporate general and administrative expenses              1,514             602                3,552             1,336
  Amortization of goodwill related to the
  Mercer acquisition                                           504             504                1,513             1,513
  Interest expense, net                                      3,674           3,600               11,612            11,136
                                                   ----------------- ---------------    ----------------- ------------------

Loss before income taxes                                   ($3,419)        ($1,826)             ($6,692)          ($2,683)
                                                   ================= ===============    ================= ==================



4.       BANK CREDIT FACILITY

         The Company's Credit Facility contains various financial covenants. At September 29, 2000, the Company was not in compliance with certain of these covenants and the Company has an outstanding balance under the Credit Facility of $8.7 million. The Company obtained a waiver from the bank for violation of the covenants and the covenants have been amended for future periods.

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

         The following table sets forth certain income statement information for the Company for the three month period ended September 29, 2000 compared to the three month period ended October 1, 1999:


                                                                      FISCAL THIRD QUARTER
                                              ---------------------------------------------------------------------
                                                              PERCENTAGE                             PERCENTAGE
                                                  2000       OF NET SALES                1999       OF NET SALES
                                              ---------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Net sales:
     Aerospace and Defense Products.........         $5,859           22.0%                 $5,223           19.5%
     Flooring Products......................         12,496           46.9%                 12,709           47.4%
     Commercial Products....................          8,286           31.1%                  8,901           33.1%
                                              ------------------------------        -------------------------------
Net sales....... ...........................         26,641          100.0%                 26,833          100.0%
Cost of sales... ...........................         19,561           73.4%                 19,918           74.2%
                                              ------------------------------        -------------------------------
Gross profit.... ...........................          7,080           26.6%                  6,915           25.8%
Selling, general and
  administrative expenses...................          6,321           23.7%                  4,637           17.3%
Amortization of goodwill....................            504            1.9%                    504            1.9%
                                              ------------------------------        -------------------------------
Income from operations......................            255            1.0%                  1,774            6.6%
Interest expense............................          3,674           13.8%                  3,600           13.4%
                                              ------------------------------        -------------------------------
Loss before income tax benefit..............         (3,419)         -12.8%                 (1,826)          -6.8%
Income tax benefit..........................           (144)           0.5%                    ---            0.0%
                                              ------------------------------        -------------------------------
Net income (loss)...........................        ($3,275)         -12.3%                ($1,826)          -6.8%
                                              ==============================        ===============================



                                                                       FISCAL NINE MONTHS
                                              ---------------------------------------------------------------------
                                                              PERCENTAGE                             PERCENTAGE
                                                  2000       OF NET SALES                1999       OF NET SALES
                                              ---------------------------------------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Net sales:
     Aerospace and Defense Products.........        $20,054           24.6%                $22,149           26.4%
     Flooring Products......................         35,956           44.1%                 35,854           42.7%
     Commercial Products....................         25,482           31.3%                 25,891           30.9%
                                              ------------------------------        -------------------------------
Net sales....... ...........................         81,492          100.0%                 83,894          100.0%
Cost of sales... ...........................         58,416           71.7%                 60,593           72.2%
                                              ------------------------------        -------------------------------
Gross profit.... ...........................         23,076           28.3%                 23,301           27.8%
Selling, general and
  administrative expenses...................         16,643           20.4%                 13,335           15.9%
Amortization of goodwill....................          1,513            1.9%                  1,513            1.8%
                                              ------------------------------        -------------------------------
Income from operations......................          4,920            6.0%                  8,453           10.1%
Interest expense............................         11,612           14.3%                 11,136           13.3%
                                              ------------------------------        -------------------------------
Loss before income tax benefit..............         (6,692)          -8.3%                 (2,683)          -3.2%
Income tax benefit..........................           (144)           0.2%                   (342)           0.4%
                                              ------------------------------        -------------------------------
Net income (loss)..........................         ($6,548)          -8.0%                ($2,341)          -2.8%
                                              ==============================        ===============================



COMPARISON OF THE THREE-MONTH PERIOD ENDED SEPTEMBER 29, 2000 VERSUS THE THREE-MONTH PERIOD ENDED OCTOBER 1, 1999.

         NET SALES. Total net sales decreased 0.7%, from $26.8 million for the three-month period ended October 1, 1999 to $26.6 million for the same period in 2000. Aerospace and Defense Products sales increased 12.2% from $5.2 million for the three-month period ended October 1, 1999 to $5.9 million for the same period in 2000, due to an increase in demand for commercial and military products during the third quarter. Flooring Products net sales decreased 1.7% from $12.7 million for the three-month period ended October 1, 1999 to $12.5 million for the same period in 2000, due to lower demand for rubber flooring and cove base products. Commercial Products sales decreased 6.9%, from $8.9 million for the three-month period ended October 1, 1999 to $8.3 million for the same period in 2000. The decrease in sales as compared to the prior year was primarily due to lower demand for commercial rubber specialty products.

         COST OF SALES. Cost of sales decreased 1.8%, from $19.9 million for the three-month period ended October 1, 1999 to $19.6 million for the same period in 2000. The decrease in cost of sales was primarily due to the reduction in sales and decreased manufacturing expenses, offset by a $0.4 million warranty provision for potential product quality issues on a defense program. As a percentage of net sales, gross profit increased from 25.8% for the three-month period ended October 1, 1999 to 26.6% for the same period in 2000 due to the reduction in manufacturing expenses and improved average sales prices.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 36.3%, from $4.6 million for the three-month period ended October 1, 1999 to $6.3 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expenses increased from 17.3% for the three-month period ended October 1, 1999 to 23.7% for the same period in 2000. The increase in expenses was due to increased shipping and warehousing costs in the Flooring

Products segment, expenses associated with a corporate initiative to improve the performance of the Company's information technology system, professional fees incurred for a study to identify state tax credits available to the Company, and costs related to management changes within the Company during the third quarter.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was $0.5 million for the three-month period ended September 29, 2000, which was unchanged from the same period in 1999.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased from $1.8 million for the three-month period ended October 1, 1999 to $0.2 million for the same period in 2000.

         INTEREST EXPENSE. Interest expense increased slightly from $3.6 million for the three-month period ended October 1, 1999 to $3.7 million for the same period in 2000. The increase is due to the Company's use of its Credit Facility during the quarter.

         INCOME TAX PROVISION (BENEFIT). The Company has filed for a tax refund of $144,000 from the state of California as a result of the Company's San Jose production facility being located within an enterprise zone. In addition to the refunds currently available to the Company, the Company has additional tax credit carry-forwards totaling $1.0 million, which may be available to offset future tax obligations.

         NET LOSS. As a result of the above factors, net loss increased from $1.8 million for the three-month period ended October 1, 1999 to a loss of $3.3 million for the same period in 2000.



COMPARISON OF THE NINE-MONTH PERIOD ENDED SEPTEMBER 29, 2000 VERSUS THE NINE-MONTH PERIOD ENDED OCTOBER 1, 1999.

         NET SALES. Total net sales decreased 2.9%, from $83.9 million for the nine-month period ended October 1, 1999 to $81.5 million for the same period in 2000. Aerospace and Defense Products sales decreased 9.5%, from $22.1 million for the nine-month period ended October 1, 1999 to $20.0 million for the same period in 2000. Demand for commercial and military products during the first six months of the year was lower than the same period in the prior year. However, the backlog of Aerospace and Defense Products has increased 8.8% during the year to $14.7 million at September 29, 2000 compared to $13.5 million at December 31, 1999. Flooring Products net sales increased 0.3%, from $35.9 million for the nine-month period ended October 1, 1999 to $36.0 million for the same period in 2000, due to marginally higher demand for vinyl flooring and cove base products. Commercial Products sales decreased 1.6%, from $25.9 million for the nine-month period ended October 1, 1999 to $25.5 million for the same period in 2000. The decrease in sales as compared to the prior year was primarily due to lower demand for the Company's commercial rubber specialty products, offset somewhat by slightly higher demand for its commercial silicone products.

         COST OF SALES. Cost of sales decreased 3.6%, from $60.6 million for the nine-month period ended October 1, 1999 to $58.4 million for the same period in 2000, due primarily to the decrease in net sales and reductions in manufacturing expenses. As a percentage of net sales, gross profit increased from 27.8% for the nine-month period ended October 1, 1999 to 28.3% for the same period in 2000 due to an improved sales mix, improved average sales prices and decreased manufacturing expenses in the nine month period.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased 24.8%, from $13.3 million for the nine-month period ended October 1, 1999 to $16.6 million for the same period in 2000. As a percentage of net sales, selling, general and administrative expenses increased from 15.9% for the nine-month period ended October 1, 1999 to 20.4% for the same period in 2000. The increase in expenses was due to increased shipping and warehousing costs in the Flooring Products segment, costs associated with several management changes within the Company this year, and a corporate initiative to improve the performance of the Company's information technology system.

         AMORTIZATION OF GOODWILL. Amortization of goodwill was $1.5 million for the nine-month period ended September 29, 2000, which was unchanged from the same period in 1999.

         INCOME FROM OPERATIONS. As a result of the above factors, income from operations decreased 41.8%, from $8.5 million for the nine-month period ended October 1, 1999 to $4.9 million for the same period in 2000.

         INTEREST EXPENSE. Interest expense increased from $11.1 million for the nine-month period ended October 1, 1999 to $11.6 million for the same period in 2000. The increase is due to the debt service associated with the Company's use of its Credit Facility during the year, and the interest expense associated with the capital lease for the Company's new computer system, which was entered into in March of 1999.

         INCOME TAX BENEFIT. The Company has filed for a tax refund of $144,000 from the state of California as a result of the Company's San Jose production facility being located within an enterprise zone. In addition to the refunds currently available to the Company, the Company has additional tax credit carry-forwards totaling $1.0 million, which may be available to offset future tax obligations.

         NET LOSS. As a result of the above factors, net loss increased from $2.3 million for the nine-month period ended October 1, 1999 to a loss of $6.5 million for the same period in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         CASH FLOW. The Company's principal uses of cash are to finance working capital, capital expenditures for property, plant and equipment, internal growth and debt service.

         CAPITAL REQUIREMENTS. The Company expects to spend approximately $1.6 million during 2000 on capital expenditures not directly related to acquisitions. Cash flow from operations, to the extent available, may also be used to fund a portion of any acquisition expenditures. The Company anticipates that its principal use of cash during 2000 will be working capital requirements, capital expenditures and debt service requirements. Based upon current and anticipated levels of operations, the Company believes that its cash flow from operations, together with amounts available under the Credit Facility (described below), will be adequate to meet its anticipated requirements for the foreseeable future for working capital, capital expenditures and interest payments.

         SOURCES OF CAPITAL. Under a Loan and Security Agreement with NationsBank, N.A., as administrative agent, and other lending institutions party thereto, the Company has a borrowing capacity of $20.0 million (the "Credit Facility"). The Credit Facility matures in August 2002. Interest on loans under the Credit Facility bear interest at rates based upon either, at the Company's options, Eurodollar Rates plus a margin of 3.0% or upon the Prime Rate plus a margin of 0.5%. Loans under the Credit Facility are secured by security interests in substantially all of the assets of the Company and are guaranteed by any and all current or future subsidiaries of the Company, which guarantees are secured by substantially all of the assets of such subsidiaries. The Credit Facility contains customary covenants restricting the Company's ability to, among other things, incur additional indebtedness, create liens or other encumbrances, pay dividends or make other restricted payments, make investments, loans and guarantees or sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, another entity. The Credit Facility also contains a number of financial covenants that will require the Company to meet certain ratios and tests and provide that a change of control of the Company (as defined in the Credit Facility) will constitute an event of default.

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

PART II       OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   EXHIBITS.

              EXHIBIT NO.      DESCRIPTION

              3.1              Amended and Restated Articles of Incorporation of
                               the Company (1)
              3.2              By-laws of the Company (1)
              27               Financial Data Schedule
              ----------------------------
              (1) Incorporated by reference to the Company's Registration
                  Statement on Form S-4, File No. 333-36675, as filed with the Securities and Exchange Commission on September 29, 1997, as amended.

             (b)  REPORTS ON FORM 8-K

              The Company filed no reports on Form 8-K during the nine months ended September 29, 2000.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Santa Fe Springs, State of California on the 20th day of November, 2000.

                                            BURKE INDUSTRIES, INC.


                                            By:      /s/ STEPHEN G. GEANE
                                                     --------------------

                                                     Stephen G. Geane
                                                     Chief Financial Officer